Form 10-K
period 1996-06-30
FIRST USA CREDIT CARD MASTER TRUST
filed 1996-09-30
CIK 890493

============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                            -----------------------
                                   FORM 10-K
                                   ---------
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the Fiscal Year Ended June 30, 1996

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from       to

                        Commission file number 33-99362

                            -----------------------
                                 FIRST USA BANK
               (Exact name of registrant as specified in charter)
         (As Servicer on behalf of First USA Credit Card Master Trust)

                    DELAWARE                        76-0039224
      (State or other jurisdiction of            (I.R.S. Employer
       incorporation or organization)           Identification No.)

            201 NORTH WALNUT STREET                    19801
              WILMINGTON, DELAWARE                   (ZIP CODE)
   (Address of principal executive offices)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (302) 594-4117

Securities registered to Section 12(g) of the Act:  NONE

Securities registered pursuant to Section 12(b) of the Act:
Series 1992-1, 5.20% Class A Asset Backed Certificates and 5.80% Class B Asset
    Backed Certificates
Series 1993-1, Floating Rate Asset Backed Certificates
Series 1993-2, Floating Rate Asset Backed Certificates
Series 1993-3, Floating Rate Asset Backed Certificates
Series 1994-3, Class A Floating Rate Asset Backed Certificates and Class B
    Floating Rate Asset Backed Certificates
Series 1994-4, Class A Floating Rate Asset Backed Certificates and Class B
    Floating Rate Asset Backed Certificates
Series 1994-5, Class A Floating Rate Asset Backed Certificates and Class B
    Floating Asset Backed Certificates
Series 1994-6, Class A Floating Rate Asset Backed Certificates and Class B
    Floating Rate Asset Backed Certificates
Series 1994-7, Class A Floating Rate Asset Backed Certificates and Class B
    Floating Rate  Asset Backed Certificates
Series 1994-8, Class A Floating Rate Asset Backed Certificates and Class B
    Floating Rate Asset Backed Certificates
Series 1995-1, Class A Floating Rate Asset Backed Certificates
Series 1995-2, Class A Floating Rate Asset Backed Certificates
Series 1995-3, Class A Floating Rate Asset Backed Certificates and Class B
    Floating Rate Asset Backed Certificates
Series 1995-4, Class A Floating Rate Asset Backed Certificates and Class B
    Floating Rate Asset Backed Certificates
Series 1995-5, Class A Floating Rate Asset Backed Certificates and Class B
    Floating Rate  Asset Backed Certificates
Series 1995-6, Class A Floating Rate Asset Backed Certificates and Class B
    Floating Rate Asset Backed Certificates
Series 1996-1, Class A Floating Rate Asset Backed Certificates and Class B
    Floating Rate Asset Backed Certificates
Series 1996-2, Class A Floating Rate Asset Backed Certificates and Class B
    Floating Rate Asset Backed Certificates

  Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  /X/     NO /_/

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.    /_/

  Not Applicable.

  State the aggregate market value of the voting stock held by non-affiliates of the Registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.

  Not Applicable.

  Indicate the number shares outstanding of each of the Registrant's class of common stock, as of the latest practicable date.

  Not Applicable.
                   DOCUMENTS INCORPORATED BY REFERENCE:  NONE
============================================================================

                                 FIRST USA BANK
                       FIRST USA CREDIT CARD MASTER TRUST
                          1996 FORM 10-K ANNUAL REPORT
                               TABLE OF CONTENTS

                                     PART I
                                                                PAGE
                                                                ----
ITEM 1.    Business...........................................     5
ITEM 2.    Properties.........................................     5
ITEM 3.    Legal Proceedings..................................     8
ITEM 4.    Submission of Matters to a Vote of Security Holders     9


                                    PART II

ITEM 5.    Market for Registrant's Common Equity and Related
             Stockholder Matters .............................    10
ITEM 6.    Selected Financial Data............................    11
ITEM 7.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations .............    11
ITEM 8.    Financial Statements and Supplementary Data........    11
ITEM 9.    Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure..............    11


                                    PART III

ITEM 10.   Directors and Executive Officers of the Registrant..   12
ITEM 11.   Executive Compensation..............................   12
ITEM 12.   Security Ownership of Certain Beneficial Owners and
             Management .......................................   12
ITEM 13.   Certain Relationships and Related Transactions......   29


                                    PART IV

ITEM 14.   Exhibits, Financial Statement Schedules and Reports
             on Form 8-K ......................................   30


                                   SIGNATURES

Signatures ....................................................   31

                               INTRODUCTORY NOTE
                               -----------------

First USA Bank (the "Bank") is the transferor and servicer (in such capacities, the "Transferor" and the "Servicer") under the Pooling and Servicing Agreement (the "Agreement"), dated as of September 1, 1992, and the following series supplements (the "Supplements"):

          SUPPLEMENT           DATED AS OF
          ----------           -----------
          1992-1               September 1, 1992
          1993-1               May 1, 1993
          1993-2               October 1, 1993
          1993-3               October 1, 1993
          1994-3               June 1, 1994
          1994-4               June 1, 1994
          1994-5               July 30, 1994
          1994-6               July 30, 1994
          1994-7               November 8, 1994
          1994-8               November 8, 1994
          1995-1               March 1, 1995
          1995-2               March 1, 1995
          1995-3               May 16, 1995
          1995-4               September 14, 1995
          1995-5               September 14, 1995
          1995-6               December 7, 1995
          1996-1               March 6, 1996
          1996-2               June 4, 1996

The Agreement and Supplements are by and between the Bank and The Bank of New York (Delaware) as trustee ("the Trustee"), providing for the issuance of First USA Credit Card Master Trust Asset Backed Certificates (the "Certificates").
The Bank is the originator of the First USA Credit Card Master Trust (the "Registrant"). The Certificates do not represent obligations of or interests in the Bank. Lomas Bank USA, the predecessor of the Bank, applied for an exemption from certain reporting requirements pursuant to Section 12(h) of the Securities and Exchange Act of 1934. The Securities and Exchange Commission granted Lomas Bank USA an exemption from certain reporting requirements pursuant to an Order of the Securities and Exchange Commission dated March 28, 1989. The Bank is relying on such order in not responding to various items of Form 10-K. Such items are designated herein as "Not Applicable".

In addition to the issuance of the Certificates described in the preceding paragraph, the First USA Credit Card Master Trust has issued the following interests in the Trust:

* Asset Backed Variable Funding Certificate issued pursuant to the Agreement and the Series 1994-1 Supplement dated as of April 5, 1994 as amended from time to time.

* Asset Backed Variable Funding Certificate issued pursuant to the Agreement and the Series 1994-2 Supplement dated as of April 14, 1994 as amended from time to time.

* Class B Floating Rate Asset Backed Certificates, Series 1995-1, issued pursuant to the Agreement and the Series 1995-1 Supplement dated as of March 1, 1995.


* Class B Floating Rate Asset Backed Certificates, Series 1995-2, issued pursuant to the Agreement and the Series 1995-2 Supplement dated as of March 1, 1995.

* Floating Rate Asset Backed Certificates, Series 1996-E1, issued pursuant to the Agreement and the Series 1996-E1 Supplement dated May 2, 1996.

* Class A Floating Rate Asset Backed Certificates and Class B Floating Rate Asset Backed Certificates issued pursuant to the Agreement and the Series 1996-3 Supplement dated as of June 6, 1996.

* Collateral Invested Amounts and CIA Certificates which represent credit enhancement to certain series and were issued pursuant to the Agreement and the related series Supplements.

                                     PART I

ITEM 1.   BUSINESS

Not applicable

ITEM 2.   PROPERTIES

The property of the Trust includes and will include receivables (the ''Receivables'') arising under certain VISA(R) and MasterCard(R)* revolving credit card accounts (the ''Accounts'') selected by the Transferor from a portfolio of VISA and MasterCard accounts owned by the Transferor, all moines due or to become due in payment of the Receivables, all proceeds of the Receivables and all moines on deposit in certain bank accounts of the Trust (other than certain investment earnings on such amounts), and any Enhancement issued with respect to any Series. The term ''Enhancement'' means, with respect to any series, any letter of credit, cash collateral account, cash collateral guaranty, collateral invested amount, guaranteed rate agreement, maturity guaranty facility, tax protection agreement, interest rate swap or other contract or agreement for the benefit of certificateholders of such series.

The Transferor originally conveyed to the Trustee all Receivables existing under certain Accounts that were selected by the Transferor from the Bank portfolio based on criteria provided in the Agreement as applied on August 21, 1992 (the ''Cut Off Date''). Since the Cut Off Date, the Transferor has transferred to the Trust the Receivables in certain additional accounts (the "Additional Accounts") in accordance with the provisions of the Agreement. The Transferor expects from time to time (subject to certain limitations and conditions), and in certain circumstances will be obligated, to designate Additional Accounts the Receivables in which will be included in the Trust. The Transferor will transfer to the Trust all Receivables in such Additional Accounts, whether such Receivables are then existing or thereafter created. The addition to the Trust of Receivables in Additional Accounts will be subject to certain conditions including, among others, that (a) the Transferor will have received notice from the applicable rating agencies that the inclusion of such accounts as Additional Accounts will not result in the reduction or withdrawal by such rating agency of its then existing rating of any class of certificates of any series then outstanding, (b) each such Additional Account must be an eligible account at the time of its designation for inclusion in the Trust and (c) no selection procedure believed by the Transferor to be materially adverse to the interests of the holders of any Series of certificates will have been used in selecting such Additional Accounts.

The Receivables in the Trust portfolio, as of the close of business on June 30, 1996, including Additional Accounts added to the Trust on July 2, 1996 and August 6, 1996, consisted of $17,604,704,061 of Principal Receivables and $489,208,942 of Finance Charge Receivables. As of June 30, 1996, Cardholders whose Accounts are included in the Trust portfolio, including Additional Accounts added July 2, 1996 and August 6, 1996, had billing addresses in 50 states, the District of Columbia and other United States territories and possessions.

The following tables summarize the Trust portfolio by various criteria as of the close of business on June 30, 1996, but include Additional Accounts added to the Trust on July 2, 1996 and August 6, 1996. Because the future composition of the Trust portfolio may change over time, these tables are not necessarily indicative of the composition of the Trust portfolio at any subsequent time.


- ----------------
* VISA(R) and MasterCard(R) and are registered trademarks of Visa USA Incorporated and MasterCard International Incorporated, respectively.

                         COMPOSITION BY ACCOUNT BALANCE
                                TRUST PORTFOLIO

                                      PERCENTAGE
                                       OF TOTAL                       PERCENTAGE OF
         ACCOUNT           NUMBER OF   NUMBER OF      AMOUNT OF      TOTAL AMOUNT OF
      BALANCE RANGE        ACCOUNTS    ACCOUNTS      RECEIVABLES       RECEIVABLES
      -------------       ---------  -----------  ----------------  ----------------
Credit Balance...........    148,897       1.6%   $   (23,716,801)          (0.1)%
No Balance...............  2,998,107      31.8                 --              --
$0.01 to $2,000.00.......  3,083,468      32.7      2,143,886,338            11.8
$2,000.01 to $5,000.00...  1,963,289      20.8      7,056,608,817            39.0
$5,000.01 to $10,000.00..  1,139,609      12.1      7,719,165,581            42.7
$10,000.01 or More.......     95,867       1.0      1,197,969,068             6.6
                           ---------     -----    ---------------          ------
          TOTAL..........  9,429,237     100.0%   $18,093,913,003          100.0 %
                           =========     =====    ===============          ======

                          COMPOSITION BY CREDIT LIMIT
                                TRUST PORTFOLIO

                                      PERCENTAGE
                                       OF TOTAL                       PERCENTAGE OF
          CREDIT           NUMBER OF   NUMBER OF      AMOUNT OF      TOTAL AMOUNT OF
        LIMIT RANGE        ACCOUNTS    ACCOUNTS      RECEIVABLES       RECEIVABLES
        -----------       ---------  -----------  ----------------  ----------------
$0.00 to $2,000.00.......    860,524       9.1%   $   549,200,936            3.0%
$2,000.01 to $5,000.00...  3,273,068      34.7      5,385,861,783           29.8
$5,000.01 to $10,000.00..  4,375,222      46.4      9,500,516,531           52.5
$10,000.01 or More.......    920,423       9.8      2,658,333,753           14.7
                           ---------     -----    ---------------          -----
          TOTAL..........  9,429,237     100.0%   $18,093,913,003          100.0%
                           =========     =====    ===============          =====

                      COMPOSITION BY PERIOD OF DELINQUENCY
                                TRUST PORTFOLIO

                                                      PERCENTAGE
  PERIOD OF DELINQUENCY                                OF TOTAL       PERCENTAGE OF
  (Days Contractually      NUMBER OF   NUMBER OF      AMOUNT OF      TOTAL AMOUNT OF
      Delinquent)          ACCOUNTS    ACCOUNTS      RECEIVABLES       RECEIVABLES
  ---------------------    ---------  -----------  ----------------  ----------------
Not Delinquent...........  8,973,942      95.2%   $16,278,513,852           90.0%
Up to 34 Days............    277,588       2.9      1,025,434,344            5.7
35 to 64 Days............     64,549       0.7        265,631,410            1.5
65 to 94 Days............     35,146       0.4        155,966,623            0.9
95 or More Days..........     78,012       0.8        368,366,774            2.9
                           ---------     -----    ---------------          -----
          TOTAL..........  9,429,237     100.0%   $18,093,913,003          100.0%
                           =========     =====    ===============          =====

                     COMPOSITION BY GEOGRAPHIC DISTRIBUTION
                                TRUST PORTFOLIO

                                                       PERCENTAGE
                                                        OF TOTAL                       PERCENTAGE OF
                                          NUMBER OF     NUMBER OF     AMOUNT OF       TOTAL AMOUNT OF
                 STATE                    ACCOUNTS      ACCOUNTS     RECEIVABLES        RECEIVABLES
                 -----                   ---------    ----------- ---------------    ----------------
Alabama.................................     89,586         1.0%  $   179,724,284              1.0%
Alaska..................................     24,465         0.3        61,100,600              0.3
Arizona.................................    152,143         1.6       301,023,655              1.7
Arkansas................................     79,483         0.8       139,513,660              0.8
California..............................  1,140,656        12.1     2,608,921,687             14.4
Colorado................................    137,541         1.5       279,248,125              1.5
Connecticut.............................    141,893         1.5       272,367,053              1.5
Delaware................................     18,288         0.2        40,354,366              0.2
District of Columbia....................     20,651         0.2        44,560,876              0.2
Florida.................................    633,418         6.7     1,258,282,496              7.0
Georgia.................................    216,959         2.3       457,993,739              2.5
Hawaii..................................     44,574         0.5        96,920,864              0.5
Idaho...................................     36,295         0.4        69,056,046              0.4
Illinois................................    464,502         4.9       784,834,135              4.3
Indiana.................................     55,496         0.6        85,679,319              0.5
Iowa....................................      7,632         0.1        12,650,347              0.1
Kansas..................................     85,403         0.9       160,369,687              0.9
Kentucky................................     95,100         1.0       161,796,164              0.9
Louisiana...............................    242,818         2.6       389,375,308              2.2
Maine...................................     29,978         0.3        59,891,235              0.3
Maryland................................    246,579         2.6       509,962,101              2.8
Massachusetts...........................    293,821         3.1       521,065,058              2.9
Michigan................................    320,405         3.4       613,514,200              3.4
Minnesota...............................     61,065         0.6        80,179,828              0.4
Mississippi.............................     60,605         0.6       113,566,744              0.6
Missouri................................    157,184         1.7       283,406,154              1.6
Montana.................................     36,038         0.4        65,019,510              0.4
Nebraska................................     60,011         0.6        95,179,269              0.5
Nevada..................................     73,011         0.8       155,919,828              0.9
New Hampshire...........................     49,878         0.5        87,743,615              0.5
New Jersey..............................    415,826         4.4       723,082,662              4.0
New Mexico..............................     60,170         0.6       106,988,846              0.6
New York................................    742,165         7.9     1,456,993,928              8.1
North Carolina..........................    170,659         1.8       347,693,519              1.9
North Dakota............................     20,692         0.2        29,628,067              0.2
Ohio....................................    356,933         3.8       640,974,867              3.5
Oklahoma................................    173,247         1.8       289,939,073              1.6
Oregon..................................    127,138         1.3       244,024,056              1.3
Pennsylvania............................    396,324         4.2       624,171,270              3.4
Rhode Island............................     39,306         0.4        69,592,118              0.4
South Carolina..........................     88,210         0.9       163,939,660              0.9
South Dakota............................     21,777         0.2        35,669,362              0.2
Tennessee...............................     55,998         0.6        94,247,575              0.5
Texas...................................  1,020,775        10.8     1,936,987,487             10.7
Utah....................................     58,909         0.6        98,410,934              0.5
Vermont.................................     21,050         0.3        35,139,865              0.2
Virginia................................    256,136         2.7       535,432,966              3.0

                                                       PERCENTAGE
                                                        OF TOTAL                       PERCENTAGE OF
                                          NUMBER OF     NUMBER OF     AMOUNT OF       TOTAL AMOUNT OF
                 STATE                    ACCOUNTS      ACCOUNTS     RECEIVABLES        RECEIVABLES
                 -----                   ---------    ----------- ---------------    ----------------
Washington..............................    224,631         2.5       488,671,475              2.7
West Virginia...........................     46,864         0.5        86,962,048              0.5
Wisconsin...............................     14,425         0.2        23,458,355              0.1
Wyoming.................................     16,827         0.2        30,494,746              0.2
Other U.S. territories and possessions..     25,697         0.3        42,190,171              0.3
                                          ---------       -----   ---------------            -----
          TOTAL.........................  9,429,237       100.0%  $18,093,913,003            100.0%
                                          =========       =====   ===============            =====

Since the largest number of cardholders (based on billing addresses) whose accounts were included in the Trust as of June 30, 1996 were in California, Texas, New York, Florida and Illinois, adverse changes in the economic conditions in these areas could have a direct impact on the timing and amount of payments on the Certificates.


                         COMPOSITION OF ACCOUNTS BY AGE
                                TRUST PORTFOLIO

                                               PERCENTAGE
                                                OF TOTAL                        PERCENTAGE OF
                                  NUMBER OF     NUMBER OF     AMOUNT OF       TOTAL AMOUNT OF
              AGE                 ACCOUNTS      ACCOUNTS     RECEIVABLES        RECEIVABLES
              ---                ---------    -----------  --------------    ----------------
Less than or equal to 6 Months..  1,075,496        11.4%  $ 2,979,830,340             16.5%
Over 6 Months to 12 Months......  1,644,742        17.4     3,800,044,943             21.0
Over 12 Months to 24 Months.....  2,927,720        31.0     5,464,067,158             30.2
Over 24 Months to 36 Months.....  1,663,110        17.6     2,675,954,335             14.8
Over 36 Months to 48 Months.....    853,987         9.1     1,160,701,949              6.4
Over 48 Months to 60 Months.....    320,648         3.4       382,146,434              2.1
Over 60 Months..................    943,534        10.1     1,631,167,844              9.0
                                  ---------       -----   ---------------            -----
          TOTAL.................  9,429,237       100.0%  $18,093,913,003            100.0%
                                  =========       =====   ===============            =====


The aggregate amount of Receivables written off during the reporting period was $647,492,530 and represented approximately 4.63% of the average Receivables balance outstanding during such period. The investor percentage of Principal Receivables written off (the "Investor Default Amount") during the reporting period was $487,693,035. The annualized Investor Default Amount as a percentage of the average invested amount outstanding as of June 30, 1996 and for the year then ended, was approximately 4.00%.

ITEM 3.   LEGAL PROCEEDINGS

The Bank was named as a defendant in a class action lawsuit filed on May 26, 1995 in the District Court of Willacy County, Texas, by a former cardmember of the Bank. In this action, the plaintiff contends that he and all others similarly situated are entitled to statutory penalties for alleged violations by the Bank of the Texas Debt Collection Act and the Texas Deceptive Trade Practices Act. Similar class action lawsuits have been filed in Texas against other banks and entities. The Bank believes that plaintiff's claim under these statutes is not valid. No class has been approved or certified by any court. The Bank removed the case to the United States District Court for the Southern District of Texas , Brownsville Division. On April 8, 1996, the United States District Court for the Southern District of Texas, Brownsville Division granted First USA Bank's motion for summary judgment and dismissed the plaintiff's claim. The plaintiff has appealed this decision to the Thirteenth District Court of Appeals in Texas. The Bank intends to vigorously defend against any claims arising under such appeal. The Bank believes that such lawsuit will not have a material adverse effect on the Transferor's business or on the Receivables in the Trust.

The Bank was named a defendant in a class action lawsuit filed on June 28, 1995 in the Court of Common Pleas, Philadelphia County, Philadelphia, Pennsylvania. The Bank subsequently removed the case to the United States District Court, Eastern District of Pennsylvania. The plaintiffs in such lawsuit claim damages based upon late fees which were charged by the Bank in alleged violation of Pennsylvania law. Similar class action lawsuits have been filed against other credit card issuers in other jurisdictions. The United States Supreme Court recently reviewed a California late fee case and determined in that case that the credit card issuer could charge such late fees. The lawsuit against the Bank has been dismissed based upon the outcome of the Supreme Court Case. Accordingly, the Bank paid no damages in connection with such lawsuit.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

As of June 30, 1996, the number of holders of record identified by the Depository Trust Company for the respective Series is as follows:

INVESTOR CERTIFICATE DESCRIPTION         RECORD HOLDERS
- -------------------------------------------------------
Series 1992-1 Class A                           34
Series 1992-1 Class B                           12

Series 1993-1                                   15
Series 1993-2                                   14
Series 1993-3                                   13

Series 1994-3 Class A                           15
Series 1994-3 Class B                            4

Series 1994-4 Class A                           27
Series 1994-4 Class B                            4

Series 1994-5 Class A                           19
Series 1994-5 Class B                            5

Series 1994-6 Class A                           18
Series 1994-6 Class B                            5

Series 1994-7 Class A                           17
Series 1994-7 Class B                            3

Series 1994-8 Class A                           12
Series 1994-8 Class B                            2

Series 1995-1 Class A                           18

Series 1995-2 Class A                           20

Series 1995-3 Class A                            1
Series 1995-3 Class B                            2

Series 1995-4 Class A                           15
Series 1995-4 Class B                            2

Series 1995-5 Class A                           20
Series 1995-5 Class B                            2

Series 1995-6 Class A                            3
Series 1995-6 Class B                            4

Series 1996-1 Class A                           10
Series 1996-1 Class B                            5

Series 1996-2 Class A                           16
Series 1996-2 Class B                            3

ITEM 6.   SELECTED FINANCIAL DATA

Not applicable

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Not applicable

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Not applicable

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Not applicable

ITEM 11.  EXECUTIVE COMPENSATION

Not applicable

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following sets forth certain information believed by the Registrant to be accurate based on information provided to it concerning the beneficial ownership of investor certificates. Number of certificates identifies the number of $1,000 minimum denomination certificates beneficially owned by each such investor.

Beneficial owners of more than 5% of the SERIES 1992-1 CLASS A AND CLASS B investor certificates as of June 30, 1996 are as follows:

                                     NUMBER OF             % OF
                                    CERTIFICATES        OWNERSHIP
                                    ------------        ---------

CLASS A
- -------

Chase Manhattan Bank, N.A. (The)
1 Chase Manhattan Plaza
3B - Proxy Department
New York, NY  10081                     76,185             24.74

Bank of New York (The)
925 Patterson Plank Rd.
Secaucus, NJ  07094                     61,669             20.02

Chemical Bank
4 New York Plaza, 4th Floor
Auto Settle Department
New York, NY  10004                     60,000             19.48

Morgan Guaranty Trust Co. of
  New York
37 Wall Street
6th Floor
New York, NY  10260                     30,000              9.74

Boston Safe Deposit & Trust Co.
c/o ADP Proxy Services
51 Mercedes Way
Edgewood, NY  11717                     20,000              6.49

                                     NUMBER OF             % OF
                                    CERTIFICATES        OWNERSHIP
                                    ------------        ---------

SSB - Custodian
Quincy Securities Processing
A5W P.O. Box 1631
Boston, MA  02105-1631                  19,250              6.25

CLASS B
- -------

Chase Manhattan Bank, N.A. (The)
1 Chase Manhattan Plaza
3B - Proxy Department
New York, NY  10081                     11,000             26.19

First Interstate Bank of California
2nd Floor, Dept. A2551
7501 E. McCormick Parkway
Scottsdale, AZ  85258                    9,500             22.62

Lehman Government Securities, Inc.
200 Vesey Street
New York, NY  10285                      5,000             11.90

Corestates Bank/Commonwealth of PA
P.O. Box 1631
Quincy Securities Processing
Boston, MA  02105-1631                   4,000              9.52

SSB - Custodian
Quincy Securities Processing
A5W P.O. Box 1631
Boston, MA  02105-1631                   3,000              7.14

Citibank/Private Banking Division
20 Exchange Place
Level C
New York, NY  10043                      3,000              7.14

First National Bank of Boston (The)
c/o ADP Proxy Services
51 Mercedes Way
Edgewood, NY  11717                      3,000              7.14

- -------------------

Beneficial owners of more than 5% of the SERIES 1993-1 investor certificates as of June 30, 1996 are as follows:

                                     NUMBER OF             % OF
                                    CERTIFICATES        OWNERSHIP
                                    ------------        ---------

Chase Manhattan Bank, N.A. (The)
1 Chase Manhattan Plaza
3B - Proxy Department
New York, NY  10081                    150,970             30.19

Morgan Guaranty Trust Co. of
  New York
37 Wall Street
6th Floor
New York, NY  10260                     79,250             15.85

Chemical Bank
4 New York Plaza, 4th Floor
Auto Settle Department
New York, NY  10004                     55,000             11.00

Bankers Trust Company
c/o BT Services Tennessee, Inc.
Custody Services
648 Grassmere Park Road
Nashville, TN  37211                    37,130              7.43

Bank of New York
925 Patterson Plank Rd.
Secaucus, NJ  07094                     36,150              7.23

French American Banking Corp.
200 Liberty
20th Floor
New York, NY  10281                     35,000              7.00


Beneficial owners of more than 5% of the SERIES 1993-2 investor certificates as of June 30, 1996 are as follows:

                                     NUMBER OF             % OF
                                    CERTIFICATES        OWNERSHIP
                                    ------------        ---------

SSB - Custodian
Quincy Securities Processing
A5W P.O. Box 1631
Boston, MA  02105-1631                 162,420             32.48

Morgan Guaranty Trust Co. of
  New York
37 Wall Street
6th Floor
New York, NY  10260                     80,000             16.00

                                     NUMBER OF             % OF
                                    CERTIFICATES        OWNERSHIP
                                    ------------        ---------

Chase Manhattan Bank, N.A. (The)
1 Chase Manhattan Plaza
3B - Proxy Department
New York, NY  10081                     78,300             15.66

UBS Securities Inc./Union Bank
  of Switzerland
New York Branch
299 Park Avenue
New York, NY  10171-0026                75,000             15.00

Bank of New York
925 Patterson Plank Rd.
Secaucus, NJ  07094                     43,250              8.65

- -------------------

Beneficial owners of more than 5% of the SERIES 1993-3 investor certificates as of June 30, 1996 are as follows:

                                     NUMBER OF             % OF
                                    CERTIFICATES        OWNERSHIP
                                    ------------        ---------

Bank of New York
925 Patterson Plank Road
Secaucus, New Jersey 07094             266,740             35.57

Chase Manhattan Bank, N.A. (The)
1 Chase Manhattan Plaza
3B - Proxy Department
New York, New York 10081               249,555             33.27

Chase Securities, Inc.
55 Water Street
Rm. 434
New York, NY  10041                     50,000              6.67

Chemical Bank
4 New York Plaza, 4th Floor
Auto Settle Department
New York, NY  10004                     42,000              5.60

- -------------------

Beneficial owners of more than 5% of the SERIES 1994-3 CLASS A AND CLASS B investor certificates as of June 30, 1996 are as follows:

                                     NUMBER OF             % OF
                                    CERTIFICATES        OWNERSHIP
                                    ------------        ---------

CLASS A
- -------

Chase Manhattan Bank, N.A. (The)
1 Chase Manhattan Plaza
3B - Proxy Department
New York, New York 10081               270,060             50.73

SSB - Custodian
Quincy Securities Processing
A5W P.O. Box 1631
Boston, MA  02105-1631                  96,270             18.08

Morgan Guaranty Trust Co. of
  New York
37 Wall Street
6th Floor
New York, New York 10260                58,995             11.08

Bank of New York
925 Patterson Plank Rd.
Secaucus, NJ  07094                     58,855             11.06

CLASS B
- -------

Bankers Trust Co./Investment A/C
16 Wall Street, 5th Floor
New York, New York 10005                17,000             49.07

Smith Barney Harris Upham &
   Co., Inc. (SB)
c/o ADP Proxy Services
51 Mercedes Way
Edgewood, NY  11717                     11,650             33.62

SSB - Custodian
Quincy Securities Processing
A5W P.O. Box 1631
Boston, MA  02105-1631                   4,000             11.54

Boston Safe Deposit & Trust Co.
c/o ADP Proxy Services
51 Mercedes Way
Edgewood, NY  11717                      2,000              5.77

- -------------------

Beneficial owners of more than 5% of the SERIES 1994-4 CLASS A AND CLASS B investor certificates as of June 30, 1996 are as follows:

                                     NUMBER OF             % OF
                                    CERTIFICATES        OWNERSHIP
                                    ------------        ---------

CLASS A
- -------

Morgan Guaranty Trust Co. of New York
37 Wall Street
6th Floor
New York, New York 10260               158,160             21.77

Chemical Bank
4 New York Plaza, 4th Floor
Auto Settlement Department
New York, New York 10004                99,000             13.63

Boston Safe Deposit & Trust Co.
c/o ADP Proxy Services
51 Mercedes Way
Edgewood, NY  11717                     84,325             11.61

Bankers Trust Co./Investment A/C
16 Wall Street
5th Floor
New York, NY  10005                     75,000             10.32

First National Bank of Chicago
One First National Plaza, Suite 0417
Chicago, IL  60670                      60,000              8.26

Citibank, N.A.
111 Wall Street
20th Floor, Zone 9
New York, NY  10043                     52,310              7.20

Bankers Trust Company
c/o BT Services Tennessee, Inc.
Custody Services
648 Grassmere Park Road
Nashville, TN  37211                    51,350              7.07

CLASS B
- -------

Harris Trust & Savings Bank
Proxy Operations
111 West Monroe St., 1130
Chicago, IL 60690                      21,600              38.19

                                     NUMBER OF             % OF
                                    CERTIFICATES        OWNERSHIP
                                    ------------        ---------

First National Bank of Boston (The)
c/o ADP Proxy Services
51 Mercedes Way
Edgewood, New York 11717                15,000             26.53

Boston Safe Deposit & Trust Co.
c/o ADP Proxy Services
51 Mercedes Way
Edgewood, NY  11717                     10,000             17.68

Bankers Trust Co. - Trust
16 Wall Street
5th Floor
New York, NY  10005                      9,950             17.60



Beneficial owners of more than 5% of the SERIES 1994-5 CLASS A AND CLASS B investor certificates as of June 30, 1996 are as follows:

                                     NUMBER OF             % OF
                                    CERTIFICATES        OWNERSHIP
                                    ------------        ---------

CLASS A
- -------

SSB - Custodian
Quincy Securities Processing
A5W P.O. Box 1631
Boston, MA  02105-1631                 143,975             28.80

Bank of New York
925 Patterson Plank Rd.
Secaucus, NJ  07094                    100,000             20.00

Chase Manhattan Bank, N.A. (The)
1 Chase Manhattan Plaza
3B - Proxy Department
New York, NY  10081                    100,000             20.00

Bankers Trust Company
c/o BT Services Tennessee, Inc.
Custody Services
648 Grassmere Park Road
Nashville, TN  37211                    49,550              9.91

                                     NUMBER OF             % OF
                                    CERTIFICATES        OWNERSHIP
                                    ------------        ---------

CLASS B
- -------

Corestates Bank/Commonwealth of PA
P.O. Box 1631
Quincy Securities Processing
Boston, MA  02105-1631                  30,660             78.29

Chase Manhattan Bank, N.A. (The)
1 Chase Manhattan Plaza
3B - Proxy Department
New York, NY  10081                      5,000             12.77

Goldman, Sachs & Co.
c/o ADP Proxy Services
51 Mercedes Way
Edgewood, NY  11717                      2,000              5.11

- -------------------

Beneficial owners of more than 5% of the SERIES 1994-6 CLASS A AND CLASS B investor certificates as of June 30, 1996 are as follows:

                                     NUMBER OF             % OF
                                    CERTIFICATES        OWNERSHIP
                                    ------------        ---------

CLASS A
- -------

PNC National Association
1835 Market Street
11 Penn Center, 15th Floor
Philadelphia, PA  19103                267,875             35.72

Morgan Guaranty Trust Co. of
  New York
37 Wall Street, 6th Floor
New York, New York 10260               144,400             19.25

Citibank, N.A.
111 Wall Street
20th Floor, Zone 9
New York, New York 10043               118,000             15.73

Chemical Bank
4 New York Plaza, 4th Floor
Auto Settle Department
New York, New York 10004                72,000              9.60

                                     NUMBER OF             % OF
                                    CERTIFICATES        OWNERSHIP
                                    ------------        ---------

Bankers Trust Co./Investment A/C
16 Wall Street
5th Floor
New York, NY  10005                     51,100              6.80

CLASS B
- -------

Harris Trust & Savings Bank
Proxy Operations
111 West Monroe St., 1130
Chicago, IL  60690                      23,300             39.91

Chase Manhattan Bank, N.A. (The)
1 Chase Manhattan Plaza
3B - Proxy Department
New York, NY  10081                     18,300             31.35

Morgan Guaranty Trust Co. of
  New York
37 Wall Street
6th Floor
New York, NY  10260                      8,300             14.22

Merrill Lynch, Pierce, Fenner
  & Smith Safekeeping
4 Corporate Place
Corporate Park 287, 2nd Floor
Piscataway, NJ  08855                    6,480             11.10

- -------------------

Beneficial owners of more than 5% of the SERIES 1994-7 CLASS A AND CLASS B investor certificates as of June 30, 1996 are as follows:

                                     NUMBER OF             % OF
                                    CERTIFICATES        OWNERSHIP
                                    ------------        ---------

CLASS A
- -------

Bank of New York
925 Patterson Plank Rd.
Secaucus, New Jersey 07094             222,000             29.60

SSB - Custodian
Quincy Securities Processing
A5W P.O. Box 1631
Boston, MA  02105-1631                 208,350             27.78

Morgan Guaranty Trust Co. of
  New York
37 Wall Street
6th Floor
New York, New York 10260               128,500             17.13

                                     NUMBER OF             % OF
                                    CERTIFICATES        OWNERSHIP
                                    ------------        ---------

Bankers Trust Company
c/o BT Services Tennessee, Inc.
Custody Services
648 Grassmere Park Road
Nashville, TN  37211                    80,700             10.76

Chemical Bank
4 New York Plaza, 4th Floor
Auto Settle Department
New York, NY  10004                     37,650              5.02

CLASS B
- -------

Lehman Government Securities, Inc.
200 Vesey Street
New York, NY  10285                     28,735             48.93

Fuji Bank & Trust Company
2 World Trade Center
81st Floor
New York, NY  10048                     25,000             42.56

Chemical Bank
4 New York Plaza, 4th Floor
Auto Settle Department
New York, New York 10004                 5,000              8.51

- -------------------

Beneficial owners of more than 5% of the SERIES 1994-8 CLASS A AND CLASS B investor certificates as of June 30, 1996 are as follows:

                                     NUMBER OF             % OF
                                    CERTIFICATES        OWNERSHIP
                                    ------------        ---------

CLASS A
- -------

Morgan Guaranty Trust Co. of
  New York
37 Wall Street
6th Floor
New York, New York 10260               179,450             35.89

Chase Manhattan Bank, N.A. (The)
1 Chase Manhattan Plaza
3B - Proxy Department
New York, NY  10081                    125,500             25.10

                                     NUMBER OF             % OF
                                    CERTIFICATES        OWNERSHIP
                                    ------------        ---------

Citibank, N.A.
111 Wall Street
20th Floor, Zone 9
New York, New York 10043                59,000             11.80

Fuji Bank & Trust Company
2 World Trade Center, 81st Floor
New York, New York 10048                35,000              7.00

Harris Trust & Savings Bank
Proxy Operations
111 West Monroe St., 1130
Chicago, IL  60690                      25,500              5.00

CLASS B
- -------

Chase Manhattan Bank, N.A. (The)
1 Chase Manhattan Plaza
3B - Proxy Department
New York, New York 10081                19,657             50.20

UBS Securities Inc.
299 Park Avenue
8th Floor
New York, NY  10171-0026                19,500             49.80

- -------------------

Beneficial owners of more than 5% of the SERIES 1995-1 CLASS A investor certificates as of June 30, 1996 are as follows:

                                     NUMBER OF             % OF
                                    CERTIFICATES        OWNERSHIP
                                    ------------        ---------

CLASS A
- -------

Chase Manhattan Bank, N.A. (The)
1 Chase Manhattan Plaza
3B-Proxy Department
New York, NY 10081                     421,025             42.10

SSB - Custodian
Quincy Securities Processing
A5W P.O. Box 1631
Boston, MA  02105-1631                 258,495             25.85

                                     NUMBER OF             % OF
                                    CERTIFICATES        OWNERSHIP
                                    ------------        ---------

Chemical Bank
4 New York Plaza, 4th Floor
Auto Settle Department
New York, NY  10004                     89,700              8.97

Bankers Trust Company
c/o BT Services Tennessee, Inc.
Custody Services
648 Grassmere Park Road
Nashville, TN  37211                    80,690              8.07

- -------------------

Beneficial owners of more than 5% of the SERIES 1995-2 CLASS A investor certificates as of June 30, 1996 are as follows:

                                     NUMBER OF             % OF
                                    CERTIFICATES        OWNERSHIP
                                    ------------        ---------

CLASS A
- -------

Chemical Bank
4 New York Plaza, 4th Floor
Auto Settle Department
New York, NY  10004                    155,600             23.58

Chase Manhattan Bank, N.A. (The)
1 Chase Manhattan Plaza
3B - Proxy Department
New York, NY  10081                    100,000             15.15

Harris Trust & Savings Bank
Proxy Operations
111 West Monroe St., 1130
Chicago, IL  60690                     100,000             15.15

Chemical/MBS & Asset Backed
  Securities
55 Water Street
Rm. 428
New York, NY  10041                     60,000              9.09

Morgan Guaranty Trust Co. of
  New York
37 Wall Street
6th Floor
New York, NY  10260                     58,430              8.85

                                     NUMBER OF             % OF
                                    CERTIFICATES        OWNERSHIP
                                    ------------        ---------

Boston Safe Deposit & Trust Co.
c/o ADP Proxy Services
51 Mercedes Way
Edgewood, NY  11717                     50,710              7.68

Dai-Ichi Kangyo Bank Limited (The)
New York Branch
1 World Trade Center
Suite 4911
New York, NY  10048                     42,000              6.36

Fuji Bank & Trust
2 World Trade Center
81st Floor
New York, New York 10048                40,000              6.06

- -------------------

Beneficial owners of more than 5% of the SERIES 1995-3 CLASS A AND CLASS B investor certificates as of June 30, 1996 are as follows:

                                     NUMBER OF             % OF
                                    CERTIFICATES        OWNERSHIP
                                    ------------        ---------

CLASS A
- -------

Morgan Guaranty Trust Co. of
  New York
37 Wall Street, 6th Floor
New York, New York 10260               830,000            100.00

CLASS B
- -------

Chase Manhattan Bank, N.A. (The)
1 Chase Manhattan Plaza
3B - Proxy Department
New York, New York 10081               65,000             100.00

- -------------------

Beneficial owners of more than 5% of the SERIES 1995-4 CLASS A AND CLASS B investor certificates as of June 30, 1996 are as follows:

                                     NUMBER OF             % OF
                                    CERTIFICATES        OWNERSHIP
                                    ------------        ---------

CLASS A
- -------

Chase Manhattan Bank, N.A. (The)
1 Chase Manhattan Plaza
3B - Proxy Department
New York, New York 10081               210,000             28.00

Bank of New York
925 Patterson Plank Rd.
Secaucus, New Jersey 07094             189,000             25.20

Northern Trust Co. - Trust
801 S. Canal C-In
Chicago, IL  60607                     102,000             13.60

SSB - Custodian
Quincy Securities Processing
A5W P.O. Box 1631
Boston, MA  02105-1631                  88,000             11.73

Bankers Trust Company
c/o BT Services Tennessee, Inc.
Custody Services
648 Grassmere Park Road
Nashville, TN  37211                    58,000              7.73

Citibank, N.A.
111 Wall Street
20th Floor, Zone 9
New York, New York 10043                43,000              5.73

CLASS B
- -------

Chase Manhattan Bank, N.A. (The)
1 Chase Manhattan Plaza
3B - Proxy Department
New York, New York 10081                44,770             66.06

Bankers Trust Co./Investment A/C
16 Wall Street
5th Floor
New York, NY  10005                     23,000             33.94

- -------------------

Beneficial owners of more than 5% of the SERIES 1995-5 CLASS A AND CLASS B investor certificates as of June 30, 1996 are as follows:


                                     NUMBER OF             % OF
                                    CERTIFICATES        OWNERSHIP
                                    ------------        ---------

CLASS A
- -------

SSB - Custodian
Quincy Securities Processing
A5W P.O. Box 1631
Boston, MA  02105-1631                 134,000             26.82

Chase Manhattan Bank, N.A. (The)
1 Chase Manhattan Plaza
3B - Proxy Department
New York, New York 10081               120,000             24.00

Bank of New York
925 Patterson Plank Rd.
Secaucus, New Jersey 07094              47,250              9.45

Chemical Bank
4 New York Plaza, 4th Floor
Auto Settle Department
New York, NY  10004                     41,600              8.32

Morgan Guaranty Trust Co. of
  New York
37 Wall Street
6th Floor
New York, New York 10260                28,000              5.60

CLASS B
- -------

First National Bank of Chicago
One First National Plaza, Suite 0417
Chicago, IL  60670                      35,000             77.47

Chase Manhattan Bank, N.A. (The)
1 Chase Manhattan Plaza
3B - Proxy Department
New York, New York 10081                10,180             22.53

- -------------------

Beneficial owners of more than 5% of the SERIES 1995-6 CLASS A AND CLASS B investor certificates as of June 30, 1996 are as follows:


                                     NUMBER OF             % OF
                                    CERTIFICATES        OWNERSHIP
                                    ------------        ---------

CLASS A
- -------

Bank of New York
925 Patterson Plank Rd.
Secaucus, New Jersey 07094             992,000             79.68

Chase Manhattan Bank, N.A. (The)
1 Chase Manhattan Plaza
3B - Proxy Department
New York, New York 10081               252,000             20.24

CLASS B
- -------

Morgan Guaranty Trust Co. of New York
37 Wall Street
6th Floor
New York, New York 10260                49,000             43.56

Swiss American Securities, Inc.
100 Wall Street
New York, NY  10005                     33,000             29.33

First National Bank of Chicago
One First National Plaza, Suite 0417
Chicago, IL  60670                      25,000             22.22

- -------------------

Beneficial owners of more than 5% of the SERIES 1996-1 CLASS A AND CLASS B investor certificates as of June 30, 1996 are as follows:

                                     NUMBER OF             % OF
                                    CERTIFICATES        OWNERSHIP
                                    ------------        ---------

CLASS A
- -------

Morgan Guaranty Trust Co. of
  New York
37 Wall Street
6th Floor
New York, New York 10260               314,000             41.87

Bank of New York
925 Patterson Plank Rd.
Secaucus, New Jersey 07094             220,000             29.33

                                     NUMBER OF             % OF
                                    CERTIFICATES        OWNERSHIP
                                    ------------        ---------

Wilmington Trust Co.
Rodney Square North
1100 North Market Street
Wilmington, DE  19890-0001             100,000             13.33

Boston Safe Deposit & Trust Co.
c/o ADP Proxy Services
51 Mercedes Way
Edgewood, NY  11717                     64,775              8.64

CLASS B
- -------

Bankers Trust Co./Investment A/C
16 Wall Street
5th Floor
New York, NY  10005                     35,000             51.65

Chemical Bank
4 New York Plaza, 4th Floor
Auto Settle Department
New York, NY  10004                     20,000             29.51

Nomura International Trust
  Company, Inc.
10 Exchange Place
Jersey City, NJ  07302                  10,520             15.52

Beneficial owners of more than 5% of the SERIES 1996-2 CLASS A AND CLASS B investor certificates as of June 30, 1996 are as follows:

                                     NUMBER OF             % OF
                                    CERTIFICATES        OWNERSHIP
                                    ------------        ---------

CLASS A
- -------

Morgan Guaranty Trust Co. of
  New York
37 Wall Street
6th Floor
New York, New York 10260               323,000             53.83

Chemical Bank
4 New York Plaza, 4th Floor
Auto Settle Department
New York, NY  10004                    112,000             18.67

                                     NUMBER OF             % OF
                                    CERTIFICATES        OWNERSHIP
                                    ------------        ---------

CLASS B
- -------

Bankers Trust Co./Investment A/C
16 Wall Street
5th Floor
New York, NY  10005                     25,000             46.04

Boston Safe Deposit & Trust Co.
c/o ADP Proxy Services
51 Mercedes Way
Edgewood, NY  11717                     15,000             27.62

Morgan (J.P.) Securities Inc.,
  - Asset Backed
60 Wall Street, 6th Floor
New York, NY  10260-0060                14,300             26.34

___________________


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
          ON FORM 10-K

(a)       The following documents are filed as part of this Report:

          3.   Exhibits:

               99.00 Report of Management on Credit Card Trust Control Structure Policies and Procedures and Pooling and Servicing Agreement Compliance.
               99.01 Annual Accountants' Reports for Series 1992-1 dated July 17, 1996.
               99.02 Annual Accountants' Reports for Series 1993-1 dated July 17, 1996.
               99.03 Annual Accountants' Reports for Series 1993-2 dated July 17, 1996.
               99.04 Annual Accountants' Reports for Series 1993-3 dated July 17, 1996.
               99.05 Annual Accountants' Reports for Series 1994-3 dated July 17, 1996.
               99.06 Annual Accountants' Reports for Series 1994-4 dated July 17, 1996.
               99.07 Annual Accountants' Reports for Series 1994-5 dated July 17, 1996.
               99.08 Annual Accountants' Reports for Series 1994-6 dated July 17, 1996.
               99.09 Annual Accountants' Reports for Series 1994-7 dated July 17, 1996.
               99.10 Annual Accountants' Reports for Series 1994-8 dated July 17, 1996.
               99.11 Annual Accountants' Reports for Series 1995-1 dated July 17, 1996.
               99.12 Annual Accountants' Reports for Series 1995-2 dated July 17, 1996.
               99.13 Annual Accountants' Reports for Series 1995-3 dated July 17, 1996.
               99.14 Annual Accountants' Reports for Series 1995-4 dated July 17, 1996.
               99.15 Annual Accountants' Reports for Series 1995-5 dated July 17, 1996.
               99.16 Annual Accountants' Reports for Series 1995-6 dated July 17, 1996.
               99.17 Annual Accountants' Reports for Series 1996-1 dated July 17, 1996.
               99.18 Annual Accountants' Reports for Series 1996-2 dated July 17, 1996.
               99.19 Annual Accountants' Report on Applying Agreed-Upon Procedures pursuant to Section 3.06(b) of the First USA Credit Card Master Trust Pooling and Servicing Agreement.

(b)       Not applicable

(c)       See item 14(a)3 above

(d)       Not applicable

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         FIRST USA BANK,
                                           As Servicer

                                         By:  /s/ Randy Christofferson
                                              ------------------------
                                                Randy Christofferson
                                                     President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on September 30, 1996.

            Signature                  Title
            ---------                  -----



   /s/ Richard W. Vague      Chairman of Board and Chief Executive Officer
  ------------------------   (Principal Executive Officer)
       Richard W. Vague



  /s/ Randy Christofferson   President and Director
  ------------------------
      Randy Christofferson



  /s/ George P. Hubley       Executive Vice President, Chief Financial
  ------------------------   Officer and Director
      George P. Hubley



  /s/ John C. Tolleson       Director
  ------------------------
      John C. Tolleson



  /s/ Jack M. Antonini       Director
  ------------------------
      Jack M. Antonini



  /s/ Pamela H. Patsley      Director
  ------------------------
      Pamela H. Patsley