Form 10-K
period 1997-06-30
FIRST USA CREDIT CARD MASTER TRUST
filed 1997-09-29
CIK 890493

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                            -----------------------
                                   FORM 10-K
                                   ---------
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the Fiscal Year Ended June 30, 1997

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from       to

                        Commission file number 33-99362

                                _______________


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

Securities registered pursuant to Section 12(b) of the Act:
Series 1992-1, 5.20% Class A Asset Backed Certificates and 5.80% Class B Asset
 Backed Certificates
Series 1993-1, Floating Rate Asset Backed Certificates
Series 1993-2, Floating Rate Asset Backed Certificates.
Series 1993-3, Floating Rate Asset Backed Certificates
Series 1994-3, Class A Floating Rate Asset Backed Certificates and Class B
 Floating Rate Asset Backed Certificates
Series 1994-4, Class A Floating Rate Asset Backed Certificates and Class B
 Floating Rate Asset Backed Certificates
Series 1994-5, Class A Floating Rate Asset Backed Certificates and Class B
 Floating Asset Backed Certificates
Series 1994-6, Class A Floating Rate Asset Backed Certificates and Class B
 Floating Rate Asset Backed Certificates
Series 1994-7, Class A Floating Rate Asset Backed Certificates and Class B
 Floating Rate  Asset Backed Certificates
Series 1994-8, Class A Floating Rate Asset Backed Certificates and Class B
 Floating Rate Asset Backed Certificates
Series 1995-1, Class A Floating Rate Asset Backed Certificates
Series 1995-2, Class A Floating Rate Asset Backed Certificates
Series 1995-3, Class A Floating Rate Asset Backed Certificates and Class B
 Floating Rate Asset Backed Certificates
Series 1995-4, Class A Floating Rate Asset Backed Certificates and Class B
 Floating Rate Asset Backed Certificates
Series 1995-5, Class A Floating Rate Asset Backed Certificates and Class B
 Floating Rate Asset Backed Certificates
Series 1995-6, Class A Floating Rate Asset Backed Certificates and Class B
 Floating Rate Asset Backed Certificates
Series 1996-1, Class A Floating Rate Asset Backed Certificates and Class B
 Floating Rate Asset Backed Certificates
Series 1996-2, Class A Floating Rate Asset Backed Certificates and Class B
 Floating Rate Asset Backed Certificates
Series 1996-4, Class A Floating Rate Asset Backed Certificates and Class B
 Floating Rate Asset Backed Certificates
Series 1996-6, Class A Floating Rate Asset Backed Certificates and Class B
 Floating Rate Asset Backed Certificates
Series 1996-8, Class A Floating Rate Asset Backed Certificates and Class B
 Floating Rate Asset Backed Certificates
Series 1997-1, Class A Floating Rate Asset Backed Certificates and Class B
 Floating Rate Asset Backed Certificates
Series 1997-2, Class A Floating Rate Asset Backed Certificates and Class B
 Floating Rate Asset Backed Certificates
Series 1997-3, Class A Floating Rate Asset Backed Certificates and Class B
 Floating Rate Asset Backed Certificates
Series 1997-4, Class A Floating Rate Asset Backed Certificates and Class B
 Floating Rate Asset Backed Certificates

  Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES     [X]  NO    [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.     [_]

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

  Not Applicable.
                  DOCUMENTS INCORPORATED BY REFERENCE:  NONE
================================================================================

                                FIRST USA BANK
                      FIRST USA CREDIT CARD MASTER TRUST
                         1997 FORM 10-K ANNUAL REPORT
                               TABLE OF CONTENTS

                                     PART I

                                                                            PAGE
                                                                            ----
ITEM 1.  Business..........................................................    5
ITEM 2.  Properties........................................................    5
ITEM 3.  Legal Proceedings.................................................    8
ITEM 4.  Submission of Matters to a Vote of Security Holders...............    9

                                  PART II


ITEM 5.  Market for Registrant's Common Equity and Related
          Stockholder Matters..............................................   10
ITEM 6.  Selected Financial Data...........................................   12
ITEM 7.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations........................................   12
ITEM 8.  Financial Statements and Supplementary Data.......................   12
ITEM 9.  Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure.........................................   12

                                  PART III

ITEM 10. Directors and Executive Officers of the Registrant................   13
ITEM 11. Executive Compensation............................................   13
ITEM 12. Security Ownership of Certain Beneficial Owners
          and Management...................................................   13
ITEM 13. Certain Relationships and Related Transactions....................   34

                                  PART IV

ITEM 14. Exhibits, Financial Statement Schedules and Reports
          on Form 10-K.....................................................   35

                                   SIGNATURES

Signatures ................................................................   36

                               INTRODUCTORY NOTE
                               -----------------

First USA Bank (the "Bank") is the transferor and servicer (in such capacities, the "Transferor" and the "Servicer") under the Pooling and Servicing Agreement (the "Agreement"), dated as of September 1, 1992, and the following series supplements (the "Supplements"):

          SUPPLEMENT                    DATED AS OF
          ----------                    --------------------
          1992-1                        September 1, 1992
          1993-1                        May 1, 1993
          1993-2                        October 1, 1993
          1993-3                        October 1, 1993
          1994-3                        June 1, 1994
          1994-4                        June 1, 1994
          1994-5                        July 30, 1994
          1994-6                        July 30, 1994
          1994-7                        November 8, 1994
          1994-8                        November 8, 1994
          1995-1                        March 1, 1995
          1995-2                        March 1, 1995
          1995-3                        May 16, 1995
          1995-4                        September 14, 1995
          1995-5                        September 14, 1995
          1995-6                        December 7, 1995
          1996-1                        March 6, 1996
          1996-2                        June 4, 1996
          1996-4                        August 6, 1996
          1996-6                        November 13, 1996
          1996-8                        December 11, 1996
          1997-1                        February 4, 1997
          1997-2                        May 8, 1997
          1997-3                        June 10, 1997
          1997-4                        June 10, 1997

The Agreement and Supplements are by and between the Bank and The Bank of New York (Delaware) as trustee ("the Trustee"), providing for the issuance of First USA Credit Card Master Trust Asset Backed Certificates (the "Certificates").
The Bank is the originator of the First USA Credit Card Master Trust (the "Registrant"). The Certificates do not represent obligations of or interests in the Bank. Lomas Bank USA, the predecessor of the Bank, applied for an exemption from certain reporting requirements pursuant to Section 12(h) of the Securities and Exchange Act of 1934. The Securities and Exchange Commission granted Lomas Bank USA an exemption from certain reporting requirements pursuant to an Order of the Securities and Exchange Commission dated March 28, 1989. The Bank is relying on such order in not responding to various items of Form 10-K. Such items are designated herein as "Not Applicable."

Pursuant to an Agreement and Plan of Merger dated as of January 19, 1997, and amended as of April 23, 1997, between First USA, Inc. ("FUSA") and BANC ONE CORPORATION ("BANC ONE'), FUSA was merged with and into BANC ONE on June 27, 1997 (the "Merger") at which time the separate corporate existence of FUSA ceased. As a result of the Merger, the Bank is now an indirect, wholly owned subsidiary of BANC ONE.

In connection with the Merger, the Bank changed its fiscal year from June 30 to December 31 to align its fiscal year with that of BANC ONE. Accordingly, the Bank, on behalf of the First USA Credit Card Master Trust, also will file a Form 10-K with respect to the December 31, 1997 fiscal year, which will restate certain of the information contained herein.

In addition, in connection with the Merger, the Bank changed its charge-off policy to align it with that of BANC ONE. The Bank will now generally charge off an account immediately prior to the end of the sixth billing cycle after having become contractually past due unless a payment has been received in an amount sufficient to bring the account into a different delinquency category or to bring the account current. The Bank's prior policy was generally to charge off an account immediately prior to the end of the seventh billing cycle after having become contractually past due. For the Trust, this change in charge-off policy will be implemented over the course of a six-month period which began in July 1997 and will end in December 1997. Charge-offs may occur earlier in some circumstances, as in the case of bankrupt cardholders.

In addition to the issuance of the Certificates described in the preceding paragraph, the First USA Credit Card Master Trust has issued the following interests in the Trust:

 .    Asset Backed Variable Funding Certificate issued pursuant to the Agreement and the Series 1994-1 Supplement dated as of April 5, 1994 as amended from time to time.

 .    Asset Backed Variable Funding Certificate issued pursuant to the Agreement and the Series 1994-2 Supplement dated as of April 14, 1994 as amended from time to time.

 .    Class B Floating Rate Asset Backed Certificates, Series 1995-1, issued pursuant to the Agreement and the Series 1995-1 Supplement dated as of March 1, 1995.

 .    Class B Floating Rate Asset Backed Certificates, Series 1995-2, issued pursuant to the Agreement and the Series 1995-2 Supplement dated as of March 1, 1995.

 .    Floating Rate Asset Backed Certificates, Series 1996-E1, issued pursuant to the Agreement and the Series 1996-E1 Supplement dated May 2, 1996.

 .    Class A Floating Rate Asset Backed Certificates and Class B Floating Rate
     Asset Backed Certificates issued pursuant to the Agreement and the Series 1996-3 Supplement dated as of June 6, 1996.

 .    Class A Floating Rate Asset Backed Certificates and Class B Floating Rate
     Asset Backed Certificates issued pursuant to the Agreement and the Series 1996-7 Supplement dated as of December 11, 1996.

 .    Collateral Invested Amounts and CIA Certificates which represent credit enhancement to certain series and were issued pursuant to the Agreement and the related series Supplements.

                                     PART I

ITEM 1.   BUSINESS

Not applicable

ITEM 2.   PROPERTIES

The property of the First USA Credit Card Master Trust (the "Trust") includes and will include receivables (the "Receivables") arising under certain
VISA(R) and MasterCard(R)/*/ revolving credit card accounts (the "Accounts") selected by the Transferor from a portfolio of VISA and MasterCard accounts owned by First USA Bank (the "Transferor"), all monies due or to become due in payment of the Receivables, all proceeds of the Receivables and all monies on deposit in certain bank accounts of the Trust (other than certain investment earnings on such amounts), all amounts received by the Transferor or the Servicer with respect to Receivables in accounts which are written off as uncollectible ("Recoveries) and any Enhancement issued with respect to any undivided ownership interest in the assets of the Trust issued from time to time in one or more Series ("Series"). The term "Enhancement" means, with respect to any Series, any letter of credit, cash collateral account, cash collateral guaranty, collateral invested amount, guaranteed rate agreement, maturity guaranty facility, tax protection agreement, interest rate swap or other contract or agreement for the benefit of certificateholders of such Series.

The Transferor originally conveyed to the Trust all Receivables existing under certain Accounts that were selected by the Transferor from the portfolio of VISA and MasterCard accounts owned by the Transferor (the "Bank Portfolio"), based on criteria provided in the Pooling and Servicing Agreement as applied on August 21, 1992 (the "Cut Off Date"). Since the Cut Off Date, the Transferor has transferred to the Trust the Receivables in certain Additional Accounts in accordance with the provisions of the Pooling and Servicing Agreement. The Transferor expects from time to time (subject to certain limitations and conditions), and in certain circumstances will be obligated, to designate Additional Accounts the Receivables in which will be included in the Trust. The Transferor will transfer to the Trust all Receivables in such Additional Accounts, whether such Receivables are then existing or thereafter created. The addition to the Trust of Receivables in Additional Accounts will be subject to certain conditions including, among others, that (a) the Transferor will have received notice from the applicable rating agencies that the inclusion of such accounts as Additional Accounts will not result in the reduction or withdrawal by such Rating Agency of its then existing rating of any class of certificates of any Series then outstanding, (b) each such Additional Account must be an eligible account at the time of its designation for inclusion in the Trust and
(c) no selection procedure believed by the Transferor to be materially adverse to the interests of the holders of any Series of certificates will have been used in selecting such Additional Accounts.

The Receivables conveyed to the Trust arise in Accounts selected from the Bank Portfolio on the basis of criteria set forth in the Pooling and Servicing Agreement (The "Trust Portfolio"). The Receivables in the Trust Portfolio, as of the close of business on June 30, 1997, (including the Additional Accounts added to the Trust on July 1, 1997, and certain Additional Accounts designated to be added to the Trust on the Closing Date), consisted of $22,243,943,201 of Principal Receivables and $652,665,702 of Finance Charge Receivables. As of June 30, 1997, Cardholders whose Accounts are included in the Trust Portfolio, including Additional Accounts, had billing addresses in 50 states, the District of Columbia and other United States territories and possessions.

________________________
/*/ VISA(R) and MasterCard(R) and are registered trademarks of Visa USA Incorporated and MasterCard International Incorporated, respectively.

The following tables summarize the Trust Portfolio by various criteria as of the close of business on June 30, 1997 (including the Additional Accounts added to the Trust on July 1, 1997). Because the future composition of the Trust Portfolio may change over time, these tables are not necessarily indicative of the composition of the Trust Portfolio at any subsequent time.


                         COMPOSITION BY ACCOUNT BALANCE
                                TRUST PORTFOLIO

                                                                         PERCENTAGE
                                                                          OF TOTAL                            PERCENTAGE OF
                        ACCOUNT                             NUMBER OF     NUMBER OF        AMOUNT OF         TOTAL AMOUNT OF
                     BALANCE RANGE                          ACCOUNTS      ACCOUNTS        RECEIVABLES          RECEIVABLES
                     -------------                          --------      --------        -----------          -----------
Credit Balance..........................................        152,895         1.4%      $   (33,295,408)          (0.1)%
No Balance..............................................      3,180,891        29.8                    --              --
$0.01 to $2,000.00......................................      3,600,491        33.8         2,445,553,251            10.7
$2,000.01 to $5,000.00..................................      2,057,703        19.3         7,290,081,829            31.8
$5,000.01 to $10,000.00.................................      1,404,211        13.2         9,717,560,130            42.4
$10,000.01 or More......................................        268,937         2.5         3,476,709,101            15.2
                                                             ----------       -----       ---------------          ------
                      TOTAL.............................     10,665,128       100.0%      $22,896,608,903          100.0 %
                                                             ==========       =====       ===============          ======


                          COMPOSITION BY CREDIT LIMIT
                                TRUST PORTFOLIO

                                                                        PERCENTAGE
                                                                         OF TOTAL                          PERCENTAGE OF
                        CREDIT                            NUMBER OF     NUMBER OF        AMOUNT OF        TOTAL AMOUNT OF
                     LIMIT RANGE                          ACCOUNTS       ACCOUNTS       RECEIVABLES         RECEIVABLES
                     -----------                          --------      ---------       -----------         -----------
$0.00 to $2,000.00....................................        637,586       6.0%        $   460,714,236           2.0%
$2,000.01 to $5,000.00................................      2,440,036      22.9           4,414,092,426          19.3
$5,000.01 to $10,000.00...............................      4,226,742      39.6           9,548,680,588          41.7
$10,000.01 or More....................................      3,360,764      31.5           8,473,121,653          37.0
                                                           ----------     -----         ---------------         -----
                      TOTAL...........................     10,665,128     100.0%        $22,896,608,903         100.0%
                                                           ==========     =====         ===============         =====


                      COMPOSITION BY PERIOD OF DELINQUENCY
                                TRUST PORTFOLIO

                                                                         PERCENTAGE
                PERIOD OF DELINQUENCY                                     OF TOTAL                            PERCENTAGE OF
                 (DAYS CONTRACTUALLY                      NUMBER OF      NUMBER OF         AMOUNT OF         TOTAL AMOUNT OF
                     DELINQUENT)                          ACCOUNTS        ACCOUNTS        RECEIVABLES          RECEIVABLES
                     -----------                          --------        --------        -----------          -----------
Not Delinquent........................................     10,123,109         94.9%       $20,549,543,419             89.7%
Up to 34 Days.........................................        320,902          3.0          1,275,226,985              5.6
35 to 64 Days.........................................         70,229          0.7            310,975,702              1.4
65 to 94 Days.........................................         42,495          0.4            204,382,701              0.9
95 or More Days.......................................        108,393          1.0            556,480,096              2.4
                                                           ----------        -----        ---------------            -----
                      TOTAL...........................     10,665,128        100.0%       $22,896,608,903            100.0%
                                                           ==========        =====        ===============            =====

__________________________
(1) A change in the Bank's charge-off policy, which is being implemented over a six-month period beginning in July 1997, will result in a decrease in the number of accounts and amount of receivables delinquent 95 or more days but will also result in an increase in Default Amounts during such period. See "The Bank's Credit Card Portfolio--Delinquency and Loss Experience" herein.

                         COMPOSITION OF ACCOUNTS BY AGE
                                TRUST PORTFOLIO

                                                                        PERCENTAGE
                                                                         OF TOTAL                            PERCENTAGE OF
                                                          NUMBER OF      NUMBER OF        AMOUNT OF         TOTAL AMOUNT OF
                         AGE                              ACCOUNTS       ACCOUNTS        RECEIVABLES          RECEIVABLES
                         ---                              --------       ---------       -----------          -----------
Less than or equal to 6 Months........................      1,141,402          10.7%     $ 3,172,994,647             13.9%
Over 6 Months to 12 Months............................      1,489,555          14.0        3,456,435,615             15.1
Over 12 Months to 24 Months...........................      2,637,089          24.7        6,006,114,561             26.2
Over 24 Months to 36 Months...........................      2,304,720          21.6        4,922,123,181             21.5
Over 36 Months to 48 Months...........................      1,359,997          12.8        2,429,141,688             10.6
Over 48 Months to 60 Months...........................        678,617           6.4        1,052,865,172              4.6
Over 60 Months........................................      1,053,748           9.8        1,856,934,039              8.1
                                                           ----------         -----      ---------------            -----
                  TOTAL...............................     10,665,128         100.0%     $22,896,608,903            100.0%
                                                           ==========         =====      ===============            =====


                     COMPOSITION BY GEOGRAPHIC DISTRIBUTION
                                TRUST PORTFOLIO

                                                                        PERCENTAGE
                                                                         OF TOTAL                            PERCENTAGE OF
                                                          NUMBER OF      NUMBER OF        AMOUNT OF         TOTAL AMOUNT OF
                        STATE                             ACCOUNTS       ACCOUNTS        RECEIVABLES          RECEIVABLES
                        -----                             --------       --------        -----------          -----------
Alabama...............................................        104,945           1.0%     $   243,140,294              1.1%
Alaska................................................         26,230           0.2           73,539,462              0.3
Arizona...............................................        183,963           1.7          408,602,476              1.8
Arkansas..............................................         87,932           0.8          175,345,716              0.8
California............................................      1,323,309          12.4        3,252,830,926             14.2
Colorado..............................................        176,042           1.7          386,626,411              1.7
Connecticut...........................................        161,873           1.5          344,179,230              1.5
Delaware..............................................         26,045           0.2           56,080,400              0.2
District of Columbia..................................         21,629           0.2           52,117,780              0.2
Florida...............................................        703,285           6.6        1,532,462,776              6.7
Georgia...............................................        238,239           2.2          566,882,030              2.5
Hawaii................................................         48,987           0.5          122,241,237              0.5
Idaho.................................................         45,516           0.4           99,510,678              0.4
Illinois..............................................        511,577           4.8          996,418,995              4.4
Indiana...............................................        114,022           1.1          240,695,871              1.1
Iowa..................................................         11,086           0.1           21,012,739              0.1
Kansas................................................        100,273           0.9          209,719,573              0.9
Kentucky..............................................        107,417           1.0          206,585,127              0.9
Louisiana.............................................        236,059           2.2          440,565,877              1.9
Maine.................................................         41,044           0.4           84,000,674              0.4
Maryland..............................................        259,830           2.4          591,924,796              2.6
Massachusetts.........................................        348,780           3.3          665,434,487              2.9
Michigan..............................................        359,899           3.4          765,803,388              3.3
Minnesota.............................................        108,405           1.0          209,174,775              0.9
Mississippi...........................................         67,642           0.6          144,710,704              0.6
Missouri..............................................        183,656           1.7          373,497,924              1.6
Montana...............................................         39,453           0.4           81,535,691              0.4
Nebraska..............................................         67,853           0.6          115,701,214              0.5
Nevada................................................         86,382           0.8          210,060,118              0.9

                                                                        PERCENTAGE
                                                                         OF TOTAL                            PERCENTAGE OF
                                                           NUMBER OF     NUMBER OF        AMOUNT OF         TOTAL AMOUNT OF
                        STATE                              ACCOUNTS      ACCOUNTS        RECEIVABLES          RECEIVABLES
                        -----                              --------      --------        -----------          -----------
New Hampshire.........................................         54,509           0.5          107,465,660              0.5
New Jersey............................................        441,133           4.1%         861,990,410              3.8%
New Mexico............................................         71,068           0.7          146,004,803              0.6
New York..............................................        801,847           7.5        1,723,693,015              7.5
North Carolina........................................        199,821           1.9          446,907,481              2.0
North Dakota..........................................         21,727           0.2           37,790,237              0.2
Ohio..................................................        405,834           3.8          818,941,162              3.6
Oklahoma..............................................        184,506           1.7          360,808,007              1.6
Oregon................................................        149,253           1.4          329,523,909              1.4
Pennsylvania..........................................        455,487           4.3          797,016,401              3.5
Rhode Island..........................................         46,659           0.4           90,236,697              0.4
South Carolina........................................        100,498           0.9          211,929,818              0.9
South Dakota..........................................         23,756           0.2           46,552,794              0.2
Tennessee.............................................         91,737           0.9          204,633,583              0.9
Texas.................................................      1,070,624          10.0        2,338,210,234             10.2
Utah..................................................         70,103           0.7          138,301,435              0.6
Vermont...............................................         23,379           0.2           44,209,632              0.2
Virginia..............................................        280,893           2.6          649,267,211              2.8
Washington............................................        251,067           2.4          614,356,449              2.7
West Virginia.........................................         54,092           0.5          112,683,067              0.5
Wisconsin.............................................         23,977           0.2           43,531,163              0.2
Wyoming...............................................         20,139           0.2           40,663,727              0.2
Other U.S. territories and possessions................         31,646           0.6           61,490,639              0.2
                                                           ----------         -----      ---------------            -----
                   TOTAL..............................     10,665,128         100.0%     $22,896,608,903            100.0%
                                                           ==========         =====      ===============            =====

Since the largest number of cardholders (based on billing addresses) whose accounts were included in the Trust as of June 30, 1997, were in California, Texas, New York, Florida and Illinois, adverse changes in the economic conditions in these areas could have a direct impact on the timing and amount of payments on the Certificates.

The aggregate amount of Receivables written off during the reporting period was $1,037,388,758 and represented approximately 5.59% of the average Receivables balance outstanding during such period. The investor percentage of Principal Receivables written off (the "Investor Default Amount") during the reporting period was $866,866,909. The annualized Investor Default Amount as a percentage of the average invested amount outstanding as of June 30, 1997 and for the year then ended, was approximately 5.14%.

ITEM 3.   LEGAL PROCEEDINGS

The Bank was named a defendant in a class action lawsuit filed on May 26, 1995, in the District Court of Willacy County, Texas by a former cardmember of the Bank. In this action, the plaintiff contends that he and all others similarly situated are entitled to statutory penalties for alleged violations by the Bank of the Texas Debt Collection Act and the Texas Deceptive Trade Practices Act. Similar class action lawsuits have been filed in Texas against other banks and entities. The Bank believes that plaintiff's claim under these statutes is not valid. The Bank removed the case to the United States District Court for the Southern District of Texas, Brownsville Division. On April 8, 1996, the United States District Court for the Southern District of Texas, Brownsville Division granted the Bank's motion for summary judgment and dismissed the plaintiff's claim. The plaintiff has appealed the judgment and the Bank intends to vigorously defend against all claims arising under such appeal. While it is impossible to predict the outcome of such lawsuit, the Bank believes that any liability arising from such lawsuit will not have a material adverse effect on the transferor's business or on the Receivables in the Trust.

The Bank was named a defendant in a class action lawsuit filed on December 19, 1995, in the United States District Court for the Northern District of California by a former cardmember of the Bank. In this action, the plaintiff contends that she and all others similarly situated are entitled to equitable relief and compensatory and statutory damages for alleged violations by the Bank of the Federal Truth-in-Lending Act, the California unfair business practices statutes, breach of contract, negligent misrepresentation and fraud and deceit. The Bank believes that the plaintiff's claims are not valid and has answered the plaintiff's complaint, denying all liability. On June 21, 1996, the District Court denied the Bank's motion to dismiss the case and plaintiff's motion for a preliminary injunction. A tentative settlement with the plaintiff class has been reached. The settlement must be approved by the U.S. District Court after notice has been sent to class members and they have had an opportunity to be heard. The hearing has been set for October 17, 1997. While it is impossible to predict the outcome of this matter, the Bank believes that any liability arising from this matter will not have a material adverse effect on the Transferor's business or on the Receivables in the Trust.

The Bank also was named a defendant in a class action lawsuit filed on or about September 8, 1997, in the Circuit Court of Multnomah County, Oregon by a cardmember of the Bank. In this action, plaintiff contends that she and others similarly situated are entitled to equitable relief for alleged violations of the Delaware Consumer Fraud Act, breach of contract, breach of the covenant of good faith and fraud. The Bank believes that plaintiff's claims are without merit and intends to vigorously defend against all claims. While it is impossible to predict the outcome of this matter, the Bank believes that any liability arising from this matter will not have a material adverse effect on the Transferor's business or on the Receivables in the Trust.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

As of June 30, 1997, the number of holders of record identified by the Depository Trust Company for the respective Series is as follows:

INVESTOR CERTIFICATE DESCRIPTION                                 RECORD HOLDERS
-------------------------------------------------------------------------------
Series 1993-1                                                         15
Series 1993-3                                                         12

Series 1994-3 Class A                                                 14
Series 1994-3 Class B                                                  6

Series 1994-4 Class A                                                 29
Series 1994-4 Class B                                                  4

Series 1994-5 Class A                                                 17
Series 1994-5 Class B                                                  6

Series 1994-6 Class A                                                 25
Series 1994-6 Class B                                                  5

Series 1994-7 Class A                                                 16
Series 1994-7 Class B                                                  5

Series 1994-8 Class A                                                 12
Series 1994-8 Class B                                                  3

Series 1995-1 Class A                                                 15

Series 1995-2 Class A                                                 21

Series 1995-3 Class A                                                  1
Series 1995-3 Class B                                                  1

Series 1995-4 Class A                                                 13
Series 1995-4 Class B                                                  2

Series 1995-5 Class A                                                 16
Series 1995-5 Class B                                                  2

Series 1995-6 Class A                                                  3
Series 1995-6 Class B                                                  5

Series 1996-1 Class A                                                 13
Series 1996-1 Class B                                                 10

Series 1996-2 Class A                                                 19
Series 1996-2 Class B                                                  2

Series 1996-4 Class A                                                 11
Series 1996-4 Class B                                                  4

Series 1996-6 Class A                                                 12
Series 1996-6 Class B                                                  6

Series 1996-8 Class A                                                 17
Series 1996-8 Class B                                                  4

INVESTOR CERTIFICATE DESCRIPTION                                 RECORD HOLDERS
-------------------------------------------------------------------------------
Series 1997-1 Class A                                                  34
Series 1997-1 Class B                                                   6

Series 1997-2 Class A                                                  11
Series 1997-2 Class B                                                   6

Series 1997-3 Class A                                                  10
Series 1997-3 Class B                                                   2

Series 1997-4 Class A                                                  23
Series 1997-4 Class B                                                   3

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

Beneficial owners of more than 5% of the SERIES 1993-1 investor certificates as of June 30, 1997, are as follows:

                                              NUMBER OF            % OF
                                             CERTIFICATES        OWNERSHIP
                                             ------------        ---------
Chase Manhattan Bank, N.A. (The)
Two Chase Manhattan Plaza, 5th Floor
New York, NY  10081                             177,970            35.59

Chase Manhattan Bank/Chemical Bank
Auto Settle Department
4 New York Plaza, 4th Floor
New York, NY  10004                              40,000             8.00

Bankers Trust Company
c/o BT Services Tennessee, Inc.
Custody Services
648 Grassmere Park Road
Nashville, TN  37211                             32,130             6.43

Bank of New York (The)
925 Patterson Plank Road
Secaucus, NJ  07094                              66,650            13.33

SSB - Custodian
Global Proxy Unit, A5NW
P.O. Box 1631
Boston, MA  02105-1631                          103,750            20.75

_________________

Beneficial owners of more than 5% of the SERIES 1993-3 investor certificates as of June 30, 1997, are as follows:

                                           NUMBER OF                    % OF
                                           CERTIFICATES               OWNERSHIP
                                           ------------               ---------
Bank of New York (The)
925 Patterson Plank Road
Secaucus, New Jersey 07094                    266,740                   35.57

Chase Manhattan Bank, N.A. (The)
Two Chase Manhattan Plaza, 5th Floor
New York, NY  10081                           238,555                   31.81

Chase Manhattan Bank/Chemical
Auto Settle Department
4 New York Plaza, 4th Floor
New York, NY  10004                            41,000                    5.47

SSB - Custodian
c/o ADP Proxy Services
51 Mercedes Way
Edgewood, NJ 11717                             79,340                   10.58

___________________
Beneficial owners of more than 5% of the SERIES 1994-3 CLASS A AND CLASS B investor certificates as of June 30, 1997, are as follows:

                                              NUMBER OF                 % OF
                                             CERTIFICATES             OWNERSHIP
                                             ------------             ---------
CLASS A
-------

Chase Manhattan Bank, N.A. (The)
Two Chase Manhattan Plaza, 5th Floor
New York, NY  10081                            309,820                   58.20

SSB - Custodian
Global Proxy Unit, A5NW
P.O. Box 1631
Boston, MA  02105-1631                          97,270                   18.27

Bank of New York (The)
925 Patterson Plank Road
Secaucus, NJ  07094                             67,213                   12.63

CLASS B
-------

Bankers Trust Company
c/o BT Services Tennessee, Inc.
Custody Services
648 Grassmere Park Road
Nashville, TN  37211                            10,000                   28.86

                                              NUMBER OF                 % OF
                                             CERTIFICATES             OWNERSHIP
                                             ------------             ---------
SSB - Custodian
Global Proxy Unit, A5NW
P.O. Box 1631
Boston, MA  02105-1631                           4,000                   11.54

Bank of New York (The)/
Barclays De Zoete Wedd Securities
One Wall Street, 4th Floor
New York, NY  10286                              3,650                   10.53

Chase Manhattan Bank/Chemical
Auto Settle Department
4 New York Plaza, 4th Floor
New York, NY  10004                              5,000                   14.43

Citicorp Services, Inc.
P.O. Box 30576
Tampa, FL  33630-3576                           10,000                   28.86

Fleet Bank of Massachusetts, N.A.
c/o ADP Proxy Services
51 Mercedes Way
Edgewood, NY  11717                              2,000                    5.77

________________
Beneficial owners of more than 5% of the SERIES 1994-4 CLASS A AND CLASS B investor certificates as of June 30, 1997, are as follows:

                                              NUMBER OF                 % OF
                                             CERTIFICATES             OWNERSHIP
                                             ------------             ---------
CLASS A
-------

Chase Manhattan Bank/Chemical Bank
Auto Settle Department
4 New York Plaza, 4th Floor
New York, New York 10004                          75,300                10.37

Boston Safe Deposit & Trust Co.
c/o Mellon Bank, N.A.
Three Mellon Bank Center
Room 153-3015
Pittsburgh, PA  15259                            120,105                16.53

Bankers Trust Company/
Corporate Clearance A/C #16
130 Liberty Street
New York, NY  10006                               75,000                10.32

                                               NUMBER OF                 % OF
                                             CERTIFICATES             OWNERSHIP
                                             ------------             ---------
Chase Manhattan Bank
Two Chase Manhattan Plaza, 5th Floor
New York, NY  10081                              47,000                 6.47

Northern Trust Co.
801 S. Canal C-In
Chicago, IL  60607                               53,000                 7.30

SSB - Custodian
Global Proxy Unit, A5NW
P.O. Box 1631
Boston, MA  02105-1631                           76,790                10.57

Bank Of New York (The)
925 Patterson Plank Road
Secaucus, NJ  07094                             131,800                18.14

CLASS B
-------

First National Bank of Boston (The)
c/o ADP Proxy Services
51 Mercedes Way
Edgewood, NY  11717                              15,000                26.53

Boston Safe Deposit & Trust Co.
c/o Mellon Bank, N.A.
Three Mellon Bank Center
Room 153-3015
Pittsburgh PA  15259                             10,000                17.68

Bankers Trust Co./Investment A/C
16 Wall Street, 5th Floor
New York, NY  10005                               9,950                17.60

Citicorp Services, Inc.
P.O. Box 30576
Tampa, FL  33630-3576                            21,600                38.20

_______________________

Beneficial owners of more than 5% of the SERIES 1994-5 CLASS A AND CLASS B investor certificates as of June 30, 1997, are as follows:

                                                NUMBER OF              % OF
                                              CERTIFICATES           OWNERSHIP
                                              ------------           ---------
CLASS A
-------

SSB - Custodian
Global Proxy Unit, A5NW
P.O. Box 1631
Boston, MA  02105-1631                           183,975               36.80

                                                 NUMBER OF               % OF
                                               CERTIFICATES           OWNERSHIP
                                               ------------           ---------
Bank of New York (The)
925 Patterson Plank Road
Secaucus, NJ  07094                               76,600                15.32

Chase Manhattan Bank
Two Chase Manhattan Plaza, 5th Floor
New York, NY  10081                              100,000                20.00

Bankers Trust Company
c/o BT Services Tennessee, Inc.
Custody Services
648 Grassmere Park Road
Nashville, TN  37211                              71,625                14.33

CLASS B
-------

Bank of New York (The)/
Barclays De Zoete Wedd Securities
One Wall Street, 4th Floor
New York, NY  10286                                3,000                 7.66

Chase Manhattan Bank/
Broker & Dealer Clearance Deptartment
4 New York Plaza, 21st Floor
New York, NY  10015                                4,000                10.21

Citicorp Services, Inc.
P.O. Box 30576
Tampa, FL  33630-3576                              8,200                20.94

Investors Bank & Trust/M.F. Custody
89 South Street, 6th Floor
Corp Action Department
Boston, MA  02111                                 13,000                33.20

Prudential Securities Incorporated
111 8th Avenue, 4th Floor
New York, NY  10011                               10,660                27.22

__________________

Beneficial owners of more than 5% of the SERIES 1994-6 CLASS A AND CLASS B investor certificates as of June 30, 1997, are as follows:

                                                NUMBER OF                % OF
                                              CERTIFICATES            OWNERSHIP
                                              ------------            ---------
CLASS A
-------

PNC National Association
1835 Market Street
11 Penn Center, 15th Floor
Philadelphia, PA  19103                         287,875                 38.38

Chase Manhattan Bank/Chemical
Auto Settle Department
4 New York Plaza, 4th Floor
New York, New York 10004                         73,000                  9.73

Boston Safe Deposit & Trust Co.
c/o Mellon Bank N.A.
Three Mellon Bank Center
Room 153-3015
Pittsburgh, PA  15259                            63,000                  8.40

Chase Manhattan Bank
Two Chase Manhattan Plaza, 5th Floor
New York, NY  10081                              85,800                 11.44

CLASS B
-------

Chase Manhattan Bank
Two Chase Manhattan Plaza, 5th Floor
New York, NY  10081                               8,300                 14.22

Boston Safe Deposit & Trust Co.
c/o Mellon Bank N.A.
Three Mellon Bank Center
Room 153-3015
Pittsburgh, PA  15259                             6,480                 11.10

Citicorp Services, Inc.
P.O. Box 30576
Tampa, FL  33630-3576                            23,300                 39.91

PNC National Association
1835 Market Street
11 Penn Center, 15th Floor
Philadelphia, PA  19103                          18,300                 31.35

__________________

Beneficial owners of more than 5% of the SERIES 1994-7 CLASS A AND CLASS B investor certificates as of June 30, 1997, are as follows:

                                               NUMBER OF                % OF
                                             CERTIFICATES             OWNERSHIP
                                             ------------             ---------
CLASS A
-------

Bank of New York (The)
925 Patterson Plank Road
Secaucus, New Jersey 07094                      397,150                  52.95

SSB - Custodian
Global Proxy Unit, A5NW
P.O. Box 1631
Boston, MA  02105-1631                          201,350                  26.85

Bankers Trust Company
c/o BT Services Tennessee, Inc.
Custody Services
648 Grassmere Park Road
Nashville, TN  37211                             76,200                  10.16

CLASS B
-------

Fuji Bank & Trust Company
2 World Trade Center, 81st Floor
New York, NY  10048                              25,000                  42.56

Chase Manhattan Bank/Chemical
Auto Settle Department
4 New York Plaza, 4th Floor
New York, NY  10004                               5,000                   8.51

Bankers Trust Company
c/o BT Services Tennessee Inc.
Custody Services
648 Grassmere Park Road
Nashville, TN  37211                             18,735                  31.90

Harris Trust & Savings Bank
Proxy Operations
111 West Monroe Street, 1130
Chicago, IL  60690                                5,000                   8.51

PNC National Association
1835 Market Street
11 Penn Center, 15th Floor
Philadelphia, PA  19103                           5,000                   8.51

____________________

Beneficial owners of more than 5% of the SERIES 1994-8 CLASS A AND CLASS B investor certificates as of June 30, 1997, are as follows:

                                         NUMBER OF             % OF
                                        CERTIFICATES        OWNERSHIP
                                        ------------        ---------
CLASS A
-------

Chase Manhattan Bank
Two Chase Manhattan Plaza, 5th Floor
New York, NY  10081                        234,200            46.84

Citicorp Services, Inc.
P.O. Box 30576
Tampa, FL  33630-3576                       82,000            16.40

Fuji Bank & Trust Company
2 World Trade Center, 81st Floor
New York, NY  10048                         35,000             7.00

Bank of New York (The)
925 Patterson Plank Road
Secaucus, NJ  07094                         60,500            12.10

Chase Manhattan Bank/Chemical
Auto Settle Department
4 New York Plaza, 4th Floor
New York, NY  10004                         26,920             5.38

Northern Trust Company
801 S. Canal C-In
Chicago, IL  60607                          25,000             5.00

CLASS B
-------

First National Bank of Boston (The)
c/o ADP Proxy Services
51 Mercedes Way
Edgewood, NY  11717                         19,657            50.20

PNC National Association
1835 Market Street
11 Penn Corner, 15th Floor
Philadelphia, PA  19103                     18,000            45.97

_________________

Beneficial owners of more than 5% of the SERIES 1995-1 CLASS A investor certificates as of June 30, 1997, are as follows:

                                         NUMBER OF           % OF
                                        CERTIFICATES       OWNERSHIP
                                        ------------       ---------
CLASS A
-------

Chase Manhattan Bank
Two Chase Manhattan Plaza, 5th Floor
New York, NY 10081                        374,325            37.43

SSB - Custodian
Global Proxy Unit, A5NW
P.O. Box 1631
Boston, MA  02105-1631                    283,495            28.35

Bank of New York (The)
925 Patterson Plank Road
Secaucus, NJ  07094                       149,000            14.90

Northern Trust Company
801 S. Canal C-In
Chicago, IL  60607                         90,000             9.00

______________

Beneficial owners of more than 5% of the SERIES 1995-2 CLASS A investor certificates as of June 30, 1997, are as follows:

                                         NUMBER OF          % OF
                                         CERTIFICATES     OWNERSHIP
                                         ------------     ---------
CLASS A
-------

Chase Manhattan Bank/Chemical
Auto Settle Department
4 New York Plaza, 4th Floor
New York, NY  10004                        55,100           8.35

Chase Manhattan Bank
2 Chase Manhattan Plaza, 5th Floor
New York, NY  10081                       122,530          18.57

Harris Trust & Savings Bank
Proxy Operations
111 West Monroe Street, 1130
Chicago, IL  60690                         50,000           7.58

Boston Safe Deposit & Trust Co.
c/o Mellon Bank, N.A.
Three Mellon Bank Center
Room 153-3015
Pittsburgh, PA  15259                      93,500          14.17

                                     NUMBER OF             % OF
                                    CERTIFICATES         OWNERSHIP
                                    ------------         ---------
Dai-Ichi Kangyo Bank Limited (The)
New York Branch
1 World Trade Center, Suite 4911
New York, NY  10048                       42,000            6.36

Fuji Bank & Trust
2 World Trade Center, 81st Floor
New York, New York 10048                  40,000            6.06

Bank of New York (The)
925 Patterson Plank Road
Secaucus, NJ  07094                       80,630           12.22

Bankers Trust Company
c/o BT Services Tennessee Inc.
Custody Services
648 Grassmere Park Road
Nashville, TN  37211                      86,000           13.03

Citicorp Services, Inc.
P.O. Box 30576
Tampa, FL  33630-3576                     33,500            5.08

______________

Beneficial owners of more than 5% of the SERIES 1995-3 CLASS A AND CLASS B investor certificates as of June 30, 1997, are as follows:

                                    NUMBER OF                % OF
                                    CERTIFICATES           OWNERSHIP
                                    ------------           ---------
CLASS A
-------

Bank of New York (The)
925 Patterson Plank Road
Secaucus, NJ  07094                      830,000            100.00


CLASS B
-------

Chase Manhattan Bank
Two Chase Manhattan Plaza, 5th Floor
New York, New York 10081                  65,000            100.00

______________

Beneficial owners of more than 5% of the SERIES 1995-4 CLASS A AND CLASS B investor certificates as of June 30, 1997, are as follows:

                                      NUMBER OF           % OF
                                    CERTIFICATES       OWNERSHIP
                                    ------------       ---------
CLASS A
-------

Chase Manhattan Bank
Two Chase Manhattan Plaza, 5th Floor
New York, New York 10081                  166,000         22.13

Bank of New York (The)
925 Patterson Plank Rd.
Secaucus, New Jersey 07094                176,000         23.47

Northern Trust Co. - Trust
801 S. Canal C-In
Chicago, IL  60607                        102,000         13.60

SSB - Custodian
Global Proxy Unit, A5NW
P.O. Box 1631
Boston, MA  02105-1631                    170,500         22.73

Bankers Trust Company
c/o BT Services Tennessee, Inc.
Custody Services
648 Grassmere Park Road
Nashville, TN  37211                       40,000          5.33

CitiCorp Services, Inc.
P.O. Box 30576
Tampa, FL  33630-3576                      61,000          8.13

CLASS B
-------

Chase Manhattan Bank
Two Chase Manhattan Plaza, 5th Floor
New York, New York 10081                   44,770         66.06

Bankers Trust Co./Investment A/C
16 Wall Street, 5th Floor
New York, NY  10005                        23,000         33.94

____________

Beneficial owners of more than 5% of the SERIES 1995-5 CLASS A AND CLASS B investor certificates as of June 30, 1997, are as follows:

                                    NUMBER OF              % OF
                                    CERTIFICATES         OWNERSHIP
                                    ------------         ---------
CLASS A
-------
SSB - Custodian
Global Proxy Unit, A5NW
P.O. Box 1631
Boston, MA  02105-1631                    136,000            27.20

Chase Manhattan Bank
Two Chase Manhattan Plaza, 5th Floor
New York, NY  10081                        58,760            11.75

Bank of New York (The)
925 Patterson Plank Road
Secaucus, New Jersey 07094                161,000            32.20

Chase Manhattan Bank/Chemical
Auto Settle Department
4 New York Plaza, 4th Floor
New York, NY  10004                        27,900             5.58

Bankers Trust Company
c/o BT Services Tennessee, Inc.
Custody Services
648 Grassmere Park Road
Nashville, TN  37211                       25,000             5.00

Citicorp Services, Inc.
P.O. Box 30576
Tampa, FL  33630-3576                      33,000             6.60

CLASS B
-------

NBD Bank Municipal Bond Department
Attention Securities Department
611 Woodward Avenue
Detroit, MI  48226                         35,000            77.47

Chase Manhattan Bank
Two Chase Manhattan Plaza, 5th Floor
New York, New York 10081                   10,180            22.53

______________

Beneficial owners of more than 5% of the SERIES 1995-6 CLASS A AND CLASS B investor certificates as of June 30, 1997, are as follows:

                                    NUMBER OF               % OF
                                    CERTIFICATES         OWNERSHIP
                                    ------------         ---------
CLASS A
-------

Bank of New York (The)
925 Patterson Plank Road
Secaucus, NJ  07094                       992,000           79.68

Chase Manhattan Bank
Two Chase Manhattan Plaza, 5th Floor
New York, New York 10081                  252,000           20.24

CLASS B
-------

Swiss American Securities, Inc.
100 Wall Street
New York, NY  10005                        33,000           29.33

Chase Manhattan Bank
Two Chase Manhattan Plaza, 5th Floor
New York, NY  10081                        46,000           40.89

NBD Bank Municipal Bond Department
Attention Securities Department
611 Woodward Avenue
Detroit, MI  48226                         25,000           22.22

_____________

Beneficial owners of more than 5% of the SERIES 1996-1 CLASS A AND CLASS B investor certificates as of June 30, 1997, are as follows:

                                    NUMBER OF              % OF
                                    CERTIFICATES         OWNERSHIP
                                    ------------         ---------
CLASS A
-------

Bank of New York (The)
925 Patterson Plank Road
Secaucus, New Jersey 07094              230,215             30.70

Bankers Trust Company
c/o BT Services Tennessee, Inc.
Custody Services
648 Grassmere Park Road
Nashville, TN  37211                     64,775              8.63

                                         NUMBER OF              % OF
                                         CERTIFICATES        OWNERSHIP
                                         ------------        ---------
Chase Manhattan Bank
Two Chase Manhattan Plaza, 5th Floor
New York, NY  10081                          263,470            35.13

Citicorp Services, Inc.
P.O. Box 30576
Tampa, FL  33630-3576                        102,000            13.60

CLASS B
-------

Bankers Trust Company/
Corporate Clearance A/C #16
130 Liberty Street
New York, NY  10006                           25,000            36.89

Chase Manhattan Bank/Chemical
Auto Settle Department
4 New York Plaza, 4th Floor
New York, NY  10004                           20,000            29.51

Harris Trust & Savings Bank
Proxy Operations
111 West Monroe Street, 1130
Chicago, IL  60690                             5,000             7.38

PNC National Association
1835 Market Street
11 Penn Center, 15th Floor
Philadelphia, PA  19103                        5,000             7.38

___________

Beneficial owners of more than 5% of the SERIES 1996-2 CLASS A AND CLASS B investor certificates as of June 30, 1997, are as follows:

                                        NUMBER OF              % OF
                                        CERTIFICATES         OWNERSHIP
                                        ------------         ---------
CLASS A
-------

Chase Manhattan Bank/Chemical
Auto Settle Department
4 New York Plaza, 4th Floor
New York, NY  10004                          105,000            17.50

Chase Manhattan Bank
Two Chase Manhattan Plaza, 5th Floor
New York, NY  10081                          365,570            60.93

                                        NUMBER OF              % OF
                                        CERTIFICATES        OWNERSHIP
                                        ------------        ---------
CLASS B
-------

Bankers Trust Company/
Corporate Clearance A/C #16
130 Liberty Street
New York, NY  10006                          25,000            46.04

Boston Safe Deposit & Trust Co.
c/o Mellon Bank, N.A.
Three Mellon Bank Center
Room 153-3015
Pittsburgh, PA  15259                        29,300            53.96

___________________

Beneficial owners of more than 5% of the SERIES 1996-4 CLASS A AND CLASS B investor certificates as of June 30, 1997, are as follows:


                                        NUMBER OF              % OF
                                        CERTIFICATES        OWNERSHIP
                                        ------------        ---------
CLASS A
-------

Boston Safe Deposit & Trust Co.
c/o Mellon Bank N.A.
Three Mellon Bank Center
Room 153-3015
Pittsburgh, PA  15259                         55,000           11.00

Chase Manhattan Bank
Two Chase Manhattan Plaza, 5th Floor
New York, NY  10081                          120,100           24.02

Chase Manhattan Bank/Chemical
Auto Settle Department
4 New York Plaza, 4th Floor
New York, NY  10004                           46,600            9.32

Citicorp Services, Inc.
P.O. Box 30576
Tampa, FL  33630-3576                         25,000            5.00

Dai-Ichi Kangyo Bank Limited (The)
New York Branch
1 World Trade Center, Suite 4911
New York, NY  10048                           50,000           10.00

Goldman, Sachs & Company
c/o ADP Proxy Services
51 Mercedes Way
Edgewood, NY  11717                           36,000            7.20

                                              NUMBER OF             % OF
                                             CERTIFICATES        OWNERSHIP
                                             ------------        ---------
Harris Trust & Savings Bank
Proxy Operations
111 West Monroe Street, 1130
Chicago, IL  60690                              69,300             13.86

Northern Trust Company
801 S. Canal C-In
Chicago, IL  60607                              75,000             15.00

CLASS B
-------

Boston Safe Deposit & Trust Co.
c/o Mellon Bank. N.A.
Three Mellon Bank Center
Room 153-3015
Pittsburgh, PA  15259                           16,050             35.52

Morgan (J.P.) Securities Inc., Asset Backed
60 Wall Street, 6th Floor
New York, NY  10260-0060                        13,680             30.28

PNC National Association
1835 Market Street
11 Penn Center, 15th Floor
Philadelphia, PA  19103                         13,250             29.33

_________________________

Beneficial owners of more than 5% of the SERIES 1996-6 CLASS A AND CLASS B investor certificates as of June 30, 1997, are as follows:

CLASS A
-------
Bank of New York (The)
925 Patterson Plank Road
Secaucus, NJ  07094                            145,500             16.87

Bankers Trust Company
c/o BT Services Tennessee Inc.
Custody Services
648 Grassmere Park Road
Nashville, TN  37211                            50,000              5.80

Chase Manhattan Bank
Two Chase Manhattan Plaza, 5th Floor
New York, NY  10081                            401,150             46.50

                                               NUMBER OF            % OF
                                             CERTIFICATES        OWNERSHIP
                                             ------------        ---------
Chase Manhattan Bank/Chemical
Auto Settle Department
4 New York Plaza, 4th Floor
New York, NY  10004                             45,000              5.21

PNC National Association
1835 Market Street
11 Penn Center, 15th Floor
Philadelphia, PA  19103                        130,000             15.07

CLASS B
-------

Chase Manhattan Bank
Two Chase Manhattan Plaza, 5th Floor
New York, NY  10081                             20,000             25.64

Goldman, Sachs & Co.
c/o ADP Proxy Services
51 Mercedes Way
Edgewood, NY  11717                             15,000             19.23

NBD Bank Municipal Bond Department
Attention Securities Department
611 Woodward Avenue
Detroit, MI  48226                               5,000              6.41

Nomura International Trust Company
  Incorporated
10 Exchange Place
Jersey City, NJ  07302                          13,800             17.69

Swiss American Securities, Inc.
100 Wall Street
New York, NY  10005                             23,000             29.49

_________________________

Beneficial owners of more than 5% of the SERIES 1996-8 CLASS A AND CLASS B investor certificates as of June 30, 1997, are as follows:

CLASS A
-------
Bank of New York (The)
925 Patterson Plank Road
Secaucus, NJ  07094                             25,000              6.25

Chase Manhattan Bank
Two Chase Manhattan Plaza, 5th Floor
New York, NY  10081                            132,500             33.13

                                              NUMBER OF             % OF
                                             CERTIFICATES        OWNERSHIP
                                             ------------        ---------
Chase Manhattan Bank/Chemical
Auto Settle Department
4 New York Plaza, 4th Floor
New York, NY  10004                             85,500             21.38

Dresdner Securities (USA) Inc.
c/o ADP Proxy Services
51 Mercedes Way
Edgewood, NY  11717                             26,000              6.50

French American Banking Corporation
200 Liberty, 20th Floor
New York, NY  10281                             41,000             10.25

CLASS B
-------

Bank of New York (The)
925 Patterson Plank Rd.
Secaucus, NJ  07094                             20,400             56.35

Boston Safe Deposit & Trust Co.
c/o Mellon Bank N.A.
Three Mellon Bank Center
Room 153-3015
Pittsburgh, PA  15259                            4,800             13.26

Brown Brothers Harriman & Co.
63 Wall Street, 8th Floor
New York, NY  10005                              6,000             16.57

Chase Manhattan Bank/Chemical
Auto Settle Department
4 New York Plaza, 4th Floor
New York, NY 10004                               5,000             13.81

Beneficial owners of more than 5% of the SERIES 1997-1 CLASS A AND CLASS B investor certificates as of June 30, 1997, are as follows:

                                              NUMBER OF            % OF
                                             CERTIFICATES        OWNERSHIP
                                             ------------        ---------
CLASS A
-------

Bankers Trust Company
c/o BT Services Tennessee, Inc.
Custody Services
648 Grassmere Park Road
Nashville, TN  37211                            50,000              6.67

                                              NUMBER OF            % OF
                                             CERTIFICATES        OWNERSHIP
                                             ------------        ---------
Chase Manhattan Bank
Two Chase Manhattan Plaza, 5th Floor
New York, NY  10081                            369,485             49.26

Citicorp Services, Inc.
P.O. Box 30576
Tampa, FL  33630-3576                          145,000             19.33

CLASS B
-------

Chase Manhattan Bank
Two Chase Manhattan Plaza, 5th Floor
New York, NY  10081                             36,670             54.11

Chase Manhattan Bank/Chemical
Auto Settle Department
4 New York Plaza, 4th Floor
New York, NY  10004                              5,000              7.37

Goldman, Sachs & Co.
c/o ADP Proxy Services
51 Mercedes Way
Edgewood, NY  11717                             10,500             15.49

Nomura International Trust Company
  Incorporated
10 Exchange Place
Jersey City, NJ  07302                          14,530             21.44

_________________

Beneficial owners of more than 5% of the SERIES 1997-2 CLASS A AND CLASS B investor certificates as of June 30, 1997, are as follows:

                                              NUMBER OF             % OF
                                             CERTIFICATES        OWNERSHIP
                                             ------------        ---------
CLASS A
-------

Bankers Trust Company
c/o BT Services Tennessee Inc.
Custody Services
648 Grassmere Park Road
Nashville, TN  37211                            35,000              7.00

Chase Manhattan Bank
Two Chase Manhattan Plaza, 5th Floor
New York, NY  10081                             75,000             15.00

                                              NUMBER OF            % OF
                                             CERTIFICATES        OWNERSHIP
                                             ------------        ---------
Chase Manhattan Bank/Chemical
Auto Settle Department
4 New York Plaza, 4th Floor
New York, NY  10004                            117,000             23.40

Citicorp Services Inc.
P.O. Box 30576
Tampa, FL  33630-3576                          147,000             29.40

Investors Bank & Trust/M.F. Custody
89 South Street, 6th Floor
Corp. Action Department
Boston, MA  02111                               40,000              8.00

Northern Trust Company
801 S. Canal C-In
Chicago, IL  60607                              25,000              5.00

CLASS B
-------

Bear Stearns Securities Corp.
One Metrotech Center North, 4th Floor
Brooklyn, NY  11201                             38,180             84.51

Nomura International Trust Company
  Incorporated
10 Exchange Place
Jersey City, NJ  07302                           4,000              8.85

_________________

Beneficial owners of more than 5% of the SERIES 1997-3 CLASS A AND CLASS B investor certificates as of June 30, 1997, are as follows:

                                              NUMBER OF            % OF
                                             CERTIFICATES        OWNERSHIP
                                             ------------        ---------
CLASS A
-------

Bear Stearns Securities Corp.
One Metrotech Center North, 4th Floor
Brooklyn, NY  11201                             27,500              5.50

Brown Brothers Harriman & Co.
63 Wall Street, 8th Floor
New York, NY  10005                             53,500             10.70

Northern Trust Company
801 S. Canal C-In
Chicago, IL  60607                              95,000             19.00

                                               NUMBER OF           % OF
                                             CERTIFICATES        OWNERSHIP
                                             ------------        ---------
SSB-Custodian
Global Proxy Unit, A5NW
P.O. Box 1631
Boston, MA  02105-1631                         261,856             52.37

CLASS B
-------

Chase Manhattan Bank/Chemical
Auto Settle Department
4 New York Plaza, 4th Floor
New York, NY  10004                             40,180             88.93

Morgan (J.P.) Securities Inc., Asset Backed
60 Wall Street, 6th Floor
New York, NY  10260-0060                         5,000             11.07

_________________

Beneficial owners of more than 5% of the SERIES 1997-4 CLASS A AND CLASS B investor certificates as of June 30, 1997, are as follows:

                                               NUMBER OF            % OF
                                             CERTIFICATES        OWNERSHIP
                                             ------------        ---------
Bankers Trust Company
c/o BT Services Tennessee, Inc.
Custody Services
648 Grassmere Park Road
Nashville, TN  37211                            45,300             9.06

Brown Brothers Harriman & Co.
63 Wall Strteet, 8th Floor
New York, NY  10005                             30,000             6.00

Bankers Trust Company/
Corporate Clearance A/C #16
130 Liberty Street
New York, NY  10006                             25,500             5.10

Chase Manhattan Bank
Two Chase Manhattan Plaza, 5th Floor
New York, NY  10081                             34,400             6.88

                                               NUMBER OF            % OF
                                             CERTIFICATES        OWNERSHIP
                                             ------------        ---------
Chase Manhattan Bank/Chemical
Auto Settle Department
4 New York Plaza, 4th Floor
New York, NY  10004                             80,000             16.00

                                               NUMBER OF           % OF
                                             CERTIFICATES        OWNERSHIP
                                             ------------        ---------
LBI-Lehman Government Securities, Inc.
(LBI)
200 Vesey Street
New York, NY  10285                             38,500              7.70

PNC National Association
1835 Market Street
11 Penn Center, 15th Floor
Philadelphia, PA  19103                        161,400             32.28

SSB-Custodian
Global Proxy Unit, A5NW
P.O. Box 1631
Boston, MA  02105-1631                          27,200              5.44

CLASS B
-------

Bankers Trust Company/
Corporate Clearance A/C #16
130 Liberty Street
New York, NY  10006                             20,000             44.27

Chase Manhattan Bank
Two Chase Manhattan Plaza, 5th Floor
New York, NY  10081                             20,180             44.67

Citicorp Services Inc.
P.O. Box 30576
Tampa, FL  33630-3576                            5,000             11.07

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
          ON FORM 10-K

(a)       The following documents are filed as part of this Report:

          3.   Exhibits:

               99.00 Report of Management on Credit Card Trust Internal Control Policies and Procedures and Pooling and Servicing Agreement Compliance.
               99.01  Annual Accountants' Reports dated September 12, 1997.
               99.02 Annual Accountants' Report on Applying Agreed-Upon Procedures pursuant to Section 3.06(b) of the First USA Credit Card Master Trust Pooling and Servicing Agreement.

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

                                         FIRST USA BANK,
                                            As Servicer

                                         By: /s/ Randy Christofferson
                                             ------------------------
                                                 Randy Christofferson
                                                 President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on September 30, 1997.

            Signature                              Title
            ---------                              -----


     /s/ Richard W. Vague         Chairman of Board and Chief Executive Officer
     --------------------
         Richard W. Vague         (Principal Executive Officer)



     /s/ Randy Christofferson     President and Director
     ------------------------
         Randy Christofferson



     /s/ George P. Hubley         Executive Vice President, Chief Financial
     --------------------
         George P. Hubley         Officer and Director



     /s/ Gary J. Marino           Executive Vice President and Director
     ------------------
         Gary J. Marino



     /s/ Pamela H. Patsley        Director
     ---------------------
         Pamela H. Patsley