Form 10-K
period 1997-12-31
FIRST USA CREDIT CARD MASTER TRUST
filed 1998-03-31
CIK 890493

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-K
                                   ---------
[ ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
                  For the Fiscal Year Ended December 31, 1997

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from July 1, 1997 to December 31, 1997

                        Commission file number 33-99362

                         ----------------------------

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

Securities registered pursuant to Section 12(b) of the Act:
Series 1993-1, Floating Rate Asset Backed Certificates
Series 1993-3, Floating Rate Asset Backed Certificates
Series 1994-4, Class A Floating Rate Asset Backed Certificates and Class B
 Floating Rate Asset Backed Certificates
Series 1994-6, Class A Floating Rate Asset Backed Certificates and Class B
 Floating Rate Asset Backed Certificates
Series 1994-7, Class A Floating Rate Asset Backed Certificates and Class B
 Floating Rate Asset Backed Certificates
Series 1994-8, Class A Floating Rate Asset Backed Certificates and Class B
 Floating Rate Asset Backed Certificates
Series 1995-1, Class A Floating Rate Asset Backed Certificates
Series 1995-2, Class A Floating Rate Asset Backed Certificates
Series 1995-3, Class A Floating Rate Asset Backed Certificates and Class B
 Floating Rate Asset Backed Certificates
Series 1995-4, Class A Floating Rate Asset Backed Certificates and Class B
 Floating Rate Asset Backed Certificates
Series 1995-5, Class A Floating Rate Asset Backed Certificates and Class B
 Floating Rate Asset Backed Certificates
Series 1995-6, Class A Floating Rate Asset Backed Certificates and Class B
 Floating Rate Asset Backed Certificates
Series 1996-1, Class A Floating Rate Asset Backed Certificates and Class B
 Floating Rate Asset Backed Certificates
Series 1996-2, Class A Floating Rate Asset Backed Certificates and Class B
 Floating Rate Asset Backed Certificates
Series 1996-4, Class A Floating Rate Asset Backed Certificates and Class B
 Floating Rate Asset Backed Certificates
Series 1996-6, Class A Floating Rate Asset Backed Certificates and Class B
 Floating Rate Asset Backed Certificates
Series 1996-8, Class A Floating Rate Asset Backed Certificates and Class B
 Floating Rate Asset Backed Certificates
Series 1997-1, Class A Floating Rate Asset Backed Certificates and Class B
 Floating Rate Asset Backed Certificates
Series 1997-2, Class A Floating Rate Asset Backed Certificates and Class B
 Floating Rate Asset Backed Certificates
Series 1997-3, Class A Floating Rate Asset Backed Certificates and Class B
 Floating Rate Asset Backed Certificates
Series 1997-4, Class A Floating Rate Asset Backed Certificates and Class B
 Floating Rate Asset Backed Certificates
Series 1997-5, Class A Floating Rate Asset Backed Certificates and Class B
 Floating Rate Asset Backed Certificates
Series 1997-6, 6.42% Class A Asset Backed Certificates and 6.58% Class B Asset
 Backed Certificates
Series 1997-7, Class A Floating Rate Asset Backed Certificates and Class B
 Floating Rate Asset Backed Certificates
Series 1997-8, Class A Floating Rate Asset Backed Certificates and Class B
 Floating Rate Asset Backed Certificates
Series 1997-9, Class A Floating Rate Asset Backed Certificates and Class B
 Floating Rate Asset Backed Certificates
Series 1997-10, Class A Floating Rate Asset Backed Certificates and Class B
 Floating Rate Asset Backed Certificates

  Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [X]      NO [ ]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

  Not Applicable.

  State the aggregate market value of the voting stock held by non-affiliates of the Registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.

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

  Not Applicable.
                   DOCUMENTS INCORPORATED BY REFERENCE:  NONE

================================================================================

                                 FIRST USA BANK
                       FIRST USA CREDIT CARD MASTER TRUST
                          1997 FORM 10-K ANNUAL REPORT
                               TABLE OF CONTENTS

                                     PART I

                                                                         PAGE
                                                                         ----
ITEM 1.    Business.......................................................  5
ITEM 2.    Properties.....................................................  5
ITEM 3.    Legal Proceedings..............................................  8
ITEM 4.    Submission of Matters to a Vote of Security Holders............  9

                                    PART II

ITEM 5.    Market for Registrant's Common Equity and Related
           Stockholder Matters............................................ 10
ITEM 6.    Selected Financial Data........................................ 12
ITEM 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................... 12
ITEM 8.    Financial Statements and Supplementary Data.................... 12
ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....................................... 12

                                    PART III

ITEM 10.   Directors and Executive Officers of the Registrant............. 13
ITEM 11.   Executive Compensation......................................... 13
ITEM 12.   Security Ownership of Certain Beneficial Owners
           and Management................................................. 13
ITEM 13.   Certain Relationships and Related Transactions................. 42

                                    PART IV

ITEM 14.  Exhibits, Financial Statement Schedules and Reports
          on Form 8-K..................................................... 43

                                   SIGNATURES

Signatures................................................................ 44

                               INTRODUCTORY NOTE
                               -----------------

First USA Bank (the "Bank") is the transferor and servicer (in such capacities, the "Transferor" and the "Servicer") under the Pooling and Servicing Agreement (the "Agreement"), dated as of September 1, 1992, and the following series supplements (the "Supplements"):

          SUPPLEMENT                                    DATED AS OF
          ----------                                    -----------
          1993-1                                        May 1, 1993
          1993-3                                        October 1, 1993
          1994-4                                        June 1, 1994
          1994-6                                        July 30, 1994
          1994-7                                        November 8, 1994
          1994-8                                        November 8, 1994
          1995-1                                        March 1, 1995
          1995-2                                        March 1, 1995
          1995-3                                        May 16, 1995
          1995-4                                        September 14, 1995
          1995-5                                        September 14, 1995
          1995-6                                        December 7, 1995
          1996-1                                        March 6, 1996
          1996-2                                        June 4, 1996
          1996-4                                        August 6, 1996
          1996-6                                        November 13, 1996
          1996-8                                        December 11, 1996
          1997-1                                        February 4, 1997
          1997-2                                        May 8, 1997
          1997-3                                        June 10, 1997
          1997-4                                        June 10, 1997
          1997-5                                        August 7, 1997
          1997-6                                        September 9, 1997
          1997-7                                        September 9, 1997
          1997-8                                        September 23, 1997
          1997-9                                        October 9, 1997
          1997-10                                       December 23, 1997

The Agreement and Supplements are by and between the Bank and The Bank of New York (Delaware) as trustee (the "Trustee"), providing for the issuance of First USA Credit Card Master Trust Asset Backed Certificates (the "Certificates").
The Bank is the originator of the First USA Credit Card Master Trust (the "Registrant"). The Certificates do not represent obligations of or interests in the Bank. Lomas Bank USA, the predecessor of the Bank, applied for an exemption from certain reporting requirements pursuant to Section 12(h) of the Securities and Exchange Act of 1934. The Securities and Exchange Commission granted Lomas Bank USA an exemption from certain reporting requirements pursuant to an Order of the Securities and Exchange Commission dated March 28, 1989. The Bank is relying on such order in not responding to various items of Form 10-K. Such items are designated herein as "Not Applicable."

Pursuant to an Agreement and Plan of Merger dated as of January 19, 1997, and amended as of April 23, 1997, between First USA, Inc. ("FUSA") and BANC ONE CORPORATION ("BANC ONE"), FUSA was merged with and into BANC ONE on June 27, 1997 (the "Merger") at which time the separate corporate existence of FUSA ceased. As a result of the Merger, the Bank is now an indirect, wholly owned subsidiary of BANC ONE.

In connection with the Merger, the Bank changed its fiscal year from June 30 to December 31 to align its fiscal year with that of BANC ONE.

In addition, the Bank changed its charge-off policy to align it with that of BANC ONE. The Bank will now generally charge off an account immediately prior to the end of the sixth billing cycle after having become contractually past due unless a payment has been received in an amount sufficient to bring the account into a different delinquency category or to bring the account current. The Bank's prior policy was generally to charge off an account immediately prior to the end of the seventh billing cycle after having become contractually past due. For the Trust, this change in charge-off policy was implemented over the course of a six-month period which began in July 1997 and ended in December 1997. Charge-offs may occur earlier in some circumstances, as in the case of bankrupt cardholders.

In addition to the issuance of the Certificates described above, the First USA Credit Card Master Trust has issued the following interests in the Trust:

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

* The final payment with respect to Series 1994-3 Asset Backed Certificates and the Series 1994-5 Asset Backed Certificates issued by the First USA Credit Card Master Trust were made on July 15, 1997 and September 15, 1997, respectively, and therefore information with respect to such Certificates is not included in this report.

                                     PART I

ITEM 1.   BUSINESS

Not applicable

ITEM 2.   PROPERTIES

The property of the First USA Credit Card Master Trust (the "Trust") includes and will include receivables (the "Receivables") arising under certain
VISA/(R)/ and MasterCard/(R)/ revolving credit card accounts (the "Accounts") selected by the Transferor from a portfolio of VISA and MasterCard accounts owned by First USA Bank (the "Transferor"), all monies due or to become due in payment of the Receivables, all proceeds of the Receivables and all monies on deposit in certain bank accounts of the Trust (other than certain investment earnings on such amounts), all amounts received by the Transferor or the Servicer with respect to Receivables in accounts which are written off as uncollectible ("Recoveries) and any Enhancement issued with respect to any undivided ownership interest in the assets of the Trust issued from time to time in one or more Series ("Series"). The term "Enhancement" means, with respect to any Series, any letter of credit, cash collateral account, cash collateral guaranty, collateral invested amount, guaranteed rate agreement, maturity guaranty facility, tax protection agreement, interest rate swap or other contract or agreement for the benefit of certificateholders of such Series.

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

The Receivables conveyed to the Trust arise in Accounts selected from the Bank Portfolio on the basis of criteria set forth in the Pooling and Servicing Agreement (The "Trust Portfolio"). The Receivables in the Trust Portfolio, as of the close of business on December 31, 1997, (including the Additional Accounts added to the Trust on January 12, 1998 and February 5, 1998), consisted of $27,400,736,937 of Principal Receivables and $431,529,121 of Finance Charge Receivables. As of December 31, 1997, Cardholders whose Accounts are included in the Trust Portfolio, including Additional Accounts, had billing addresses in 50 states, the District of Columbia and other United States territories and possessions.

------------------------
* VISA/(R)/ AND MASTERCARD/(R)/ AND ARE REGISTERED TRADEMARKS OF VISA USA INCORPORATED AND MASTERCARD INTERNATIONAL INCORPORATED, RESPECTIVELY.

The following tables summarize the Trust Portfolio by various criteria as of the close of business on December 31, 1997 (including the Additional Accounts added to the Trust on January 12, 1998 and February 5, 1998). Because the future composition of the Trust Portfolio may change over time, these tables are not necessarily indicative of the composition of the Trust Portfolio at any subsequent time.

                         COMPOSITION BY ACCOUNT BALANCE
                                TRUST PORTFOLIO

                                                                  PERCENTAGE                       PERCENTAGE OF
                                                                   OF TOTAL                         TOTAL AMOUNT
                     ACCOUNT                         NUMBER OF     NUMBER OF       AMOUNT OF             OF
                  BALANCE RANGE                       ACCOUNTS     ACCOUNTS       RECEIVABLES       RECEIVABLES
--------------------------------------------------  ------------  -----------  ------------------  --------------
Credit Balance....................................       223,925         1.6%       ($52,234,666)         (0.2)%
No Balance........................................     4,721,629        33.5
                                                                                        --------        --------
$0.01 to $2,000.00................................     4,635,622        32.9       3,157,496,060           11.3
$2,000.01 to $5,000.00............................     2,525,962        18.0       8,891,384,931           32.0
$5,000.01 to $10,000.00...........................     1,614,970        11.5      11,220,529,266           40.3
$10,000.01 or More................................       352,513         2.5       4,615,090,467           16.6
================================================================================================================
          TOTAL...................................    14,074,621       100.0%    $27,832,266,058          100.0%
================================================================================================================

                          COMPOSITION BY CREDIT LIMIT
                                TRUST PORTFOLIO

                                                                  PERCENTAGE
                                                                   OF TOTAL                        PERCENTAGE OF
                     CREDIT                          NUMBER OF     NUMBER OF       AMOUNT OF      TOTAL AMOUNT OF
                  LIMIT RANGE                        ACCOUNTS      ACCOUNTS       RECEIVABLES       RECEIVABLES
                  -----------                        --------      --------       -----------       -----------
$0.00 to $2,000.00................................     1,037,643         7.4%        563,715,314            2.0%
$2,000.01 to $5,000.00............................     3,596,824        25.5       5,877,693,366           21.1
$5,000.01 to $10,000.00...........................     5,290,933        37.6      11,199,948,291           40.3
$10,000.01 or More................................     4,149,221        29.5      10,190,909,087           36.6
================================================================================================================
          TOTAL...................................    14,074,621       100.0%    $27,832,266,058          100.0%
================================================================================================================



                      COMPOSITION BY PERIOD OF DELINQUENCY
                                TRUST PORTFOLIO


                                                                  PERCENTAGE
             PERIOD OF DELINQUENCY                                 OF TOTAL                        PERCENTAGE OF
              (DAYS CONTRACTUALLY                    NUMBER OF     NUMBER OF       AMOUNT OF      TOTAL AMOUNT OF
                  Delinquent)                        ACCOUNTS      ACCOUNTS       RECEIVABLES       RECEIVABLES
                  -----------                        --------      --------       -----------       -----------
Not Delinquent..................................    13,387,387        95.1%     $24,795,699,544           89.1%
Up to 34 Days...................................       449,437         3.2        1,775,404,207            6.4
35 to 64 Days...................................        93,542         0.7          415,008,968            1.5
65 to 94 Days...................................        55,348         0.4          269,871,419            1.0
95 or More Days.................................        88,907         0.6          576,281,920            2.0
================================================================================================================
          TOTAL.................................    14,074,621       100.0%     $27,832,266,058          100.0%
================================================================================================================

--------------------------
(1) A change in the Bank's charge-off policy, which was implemented over a six-month period beginning in July 1997, resulted in a decrease in the number of accounts and amount of receivables delinquent 95 or more days but also resulted in an increase in Default Amounts during such period.

                         COMPOSITION OF ACCOUNTS BY AGE
                                TRUST PORTFOLIO

                                                                PERCENTAGE
                                                                 OF TOTAL                        PERCENTAGE OF
                                                   NUMBER OF     NUMBER OF       AMOUNT OF      TOTAL AMOUNT OF
                      AGE                           ACCOUNTS     ACCOUNTS       RECEIVABLES       RECEIVABLES
                      ---                           --------     --------       -----------       -----------
Less than or equal to 6 Months..................     2,146,253        15.2%    $ 4,727,836,527            17.0%
Over 6 Months to 12 Months......................     2,444,518        17.4       4,434,298,813            15.9
Over 12 Months to 24 Months.....................     2,890,935        20.5       5,725,958,452            20.6
Over 24 Months to 36 Months.....................     2,631,127        18.7       5,599,534,792            20.1
Over 36 Months to 48 Months.....................     1,913,828        13.6       3,721,485,273            13.4
Over 48 Months to 60 Months.....................       848,292         6.0       1,515,001,198             5.4
Over 60 Months..................................     1,199,668         8.6       2,108,151,003             7.6
===============================================================================================================
          TOTAL.................................    14,074,621       100.0%    $27,832,266,058           100.0%
===============================================================================================================


                     COMPOSITION BY GEOGRAPHIC DISTRIBUTION
                                TRUST PORTFOLIO

                                                                PERCENTAGE
                                                                 OF TOTAL                        PERCENTAGE OF
                                                   NUMBER OF     NUMBER OF       AMOUNT OF      TOTAL AMOUNT OF
                     State                          Accounts     Accounts       Receivables       Receivables
                     -----                          --------     --------       -----------       -----------
Alabama.........................................       153,477         1.1%    $   321,005,669             1.2%
Alaska..........................................        33,745         0.2          81,972,096             0.3
Arizona.........................................       243,608         1.7         500,889,547             1.8
Arkansas........................................       118,026         0.8         221,984,522             0.8
California......................................     1,724,959        12.3       3,792,313,769            13.6
Colorado........................................       239,614         1.7         477,930,584             1.7
Connecticut.....................................       206,790         1.5         418,851,601             1.5
Delaware........................................        43,202         0.3          72,308,899             0.3
District of Columbia............................        27,168         0.2          59,774,624             0.2
Florida.........................................       933,378         6.6       1,836,412,997             6.6
Georgia.........................................       323,172         2.3         710,636,790             2.6
Hawaii..........................................        64,287         0.4         143,242,986             0.5
Idaho...........................................        63,075         0.4         124,369,306             0.4
Illinois........................................       661,366         4.7       1,227,297,894             4.4
Indiana.........................................       205,514         1.5         380,265,432             1.4
Iowa............................................        16,278         0.1          28,381,407             0.1
Kansas..........................................       135,937         1.0         258,828,312             0.9
Kentucky........................................       151,597         1.1         273,098,822             1.0
Louisiana.......................................       280,537         2.0         506,320,165             1.8
Maine...........................................        57,635         0.4         103,880,991             0.4
Maryland........................................       324,604         2.3         682,391,611             2.5
Massachusetts...................................       446,576         3.2         789,372,490             2.8
Michigan........................................       466,944         3.3         926,315,701             3.3
Minnesota.......................................       181,273         1.3         305,347,825             1.1
Mississippi.....................................        95,193         0.7         186,599,954             0.7
Missouri........................................       263,329         1.9         485,546,375             1.7
Montana.........................................        53,764         0.4         101,818,188             0.4
Nebraska........................................        89,055         0.6         143,729,107             0.5
Nevada..........................................       112,097         0.8         254,344,093             0.9

                                                                PERCENTAGE
                                                                 OF TOTAL                        PERCENTAGE OF
                                                   NUMBER OF     NUMBER OF       AMOUNT OF      TOTAL AMOUNT OF
                     State                          Accounts     Accounts       Receivables       Receivables
                     -----                          --------     --------       -----------       -----------
New Hampshire...................................        65,010         0.4%        124,072,783             0.4%
New Jersey......................................       557,029         4.0       1,040,670,574             3.7
New Mexico......................................        91,625         0.7         178,539,949             0.6
New York........................................     1,030,547         7.3       2,024,584,623             7.3
North Carolina..................................       287,080         2.0         577,110,604             2.1
North Dakota....................................        30,944         0.2          50,039,575             0.2
Ohio............................................       557,094         4.0       1,046,984,799             3.8
Oklahoma........................................       228,290         1.6         422,920,554             1.5
Oregon..........................................       196,588         1.4         398,933,243             1.4
Pennsylvania....................................       615,513         4.4       1,017,418,865             3.7
Rhode Island....................................        61,911         0.4         111,877,577             0.4
South Carolina..................................       139,364         1.0         270,067,797             1.0
South Dakota....................................        33,035         0.2          59,864,551             0.2
Tennessee.......................................       158,765         1.1         308,431,983             1.1
Texas...........................................     1,293,864         9.2       2,704,639,411             9.7
Utah............................................        93,416         0.7         172,215,199             0.6
Vermont.........................................        29,058         0.2          52,556,037             0.2
Virginia........................................       369,530         2.6         777,404,592             2.8
Washington......................................       336,514         2.4         739,300,343             2.7
West Virginia...................................        79,479         0.6         148,724,744             0.5
Wisconsin.......................................        38,980         0.3          66,440,666             0.2
Wyoming.........................................        27,529         0.2          49,947,791             0.2
Other U.S. territories and possessions..........        37,256         0.3          74,288,041             0.3
===============================================================================================================
          TOTAL.................................    14,074,621       100.0%    $27,832,266,058           100.0%
===============================================================================================================

Since the largest number of cardholders (based on billing addresses) whose accounts were included in the Trust as of December 31, 1997, were in California, Texas, New York, Florida and Illinois, adverse changes in the economic conditions in these areas could have a direct impact on the timing and amount of payments on the Certificates.

The aggregate amount of Receivables written off during the six-month reporting period was $687,135,035 and represented approximately 2.93% of the average Receivables balance outstanding during such period. The investor percentage of Principal Receivables written off (the "Investor Default Amount") during the reporting period was $623,470,882. The Investor Default Amount as a percentage of the average invested amount outstanding during the reporting period was approximately 2.91%.

ITEM 3.   LEGAL PROCEEDINGS

The Bank was named a defendant in a class action lawsuit filed on December 19, 1995 in the United States District Court for the Northern District of California by a former cardmember of the Bank. In this action, the plaintiff contends that she and all other similarly situated are entitled to equitable relief and compensatory and statutory damages for alleged violations by the Bank of the Federal Truth-in-Lending Act, the California unfair business practices statutes, breach of contract, negligent misrepresentation and fraud and deceit. The Bank believes that the plaintiff's claims are not valid and has answered the plaintiff's complaint, denying all liability. A settlement with the plaintiff class has been reached and was approved by the U.S. District Court at a hearing on November 13, 1997. The Bank believes that any liability arising from this matter will not have a material adverse effect on the Transferor's business or on the Receivables in the Trust.

The Bank also was named a defendant in a class action lawsuit filed on or about September 8, 1997 in the Circuit Court of Multnomah County, Oregon by a cardmember of the Bank. In this action, the plaintiff contends that she and others similarly situated are entitled to equitable relief for alleged violations of the Delaware Consumer Fraud Act, breach of contract, breach of the covenant of good faith and fraud. Subsequently, on September 15, October 21 and November 24, 1997 in the United States District Court for the Western District of Washington, the Superior Court of the State of Delaware, New Castle County and the 14th District Court of Dallas County, Texas, respectively, the Bank was named a defendant in similar class action lawsuits. The Bank believes that these claims are without merit and intends to vigorously defend against all claims. While it is impossible to predict the outcome of these matters, the Bank believes that any liability arising from these matters will not have a material adverse effect on the Transferor's business or on the Receivables in the Trust.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

As of December 31, 1997, the number of holders of record identified by the Depository Trust Company for the respective Series is as follows:

INVESTOR CERTIFICATE DESCRIPTION                         RECORD HOLDERS
-----------------------------------------------------------------------
Series 1993-1                                                   14

Series 1993-3                                                   13

Series 1994-4 Class A                                           26
Series 1994-4 Class B                                            3

Series 1994-6 Class A                                           25
Series 1994-6 Class B                                            4

Series 1994-7 Class A                                           16
Series 1994-7 Class B                                            5

Series 1994-8 Class A                                           13
Series 1994-8 Class B                                            3

Series 1995-1 Class A                                           19

Series 1995-2 Class A                                           23

Series 1995-3 Class A                                            1
Series 1995-3 Class B                                            1

Series 1995-4 Class A                                           13
Series 1995-4 Class B                                            2

Series 1995-5 Class A                                           18
Series 1995-5 Class B                                            2

Series 1995-6 Class A                                            2
Series 1995-6 Class B                                            5

Series 1996-1 Class A                                            9
Series 1996-1 Class B                                           11

Series 1996-2 Class A                                           30
Series 1996-2 Class B                                            3

Series 1996-4 Class A                                           14
Series 1996-4 Class B                                            5

Series 1996-6 Class A                                           15
Series 1996-6 Class B                                            7

Series 1996-8 Class A                                           11
Series 1996-8 Class B                                            4

Series 1997-1 Class A                                           19
Series 1997-1 Class B                                            5

INVESTOR CERTIFICATE DESCRIPTION                         RECORD HOLDERS
-----------------------------------------------------------------------

Series 1997-2 Class A                                           10
Series 1997-2 Class B                                            6

Series 1997-3 Class A                                            8
Series 1997-3 Class B                                            1

Series 1997-4 Class A                                           10
Series 1997-4 Class B                                            3

Series 1997-5 Class A                                           16
Series 1997-5 Class B                                            2

Series 1997-6 Class A                                           64
Series 1997-6 Class B                                           41

Series 1997-7 Class A                                            3
Series 1997-7 Class B                                            3

Series 1997-8 Class A                                            8
Series 1997-8 Class B                                            2

Series 1997-9 Class A                                            4
Series 1997-9 Class B                                            1

Series 1997-10 Class A                                          16
Series 1997-10 Class B                                           2

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

Beneficial owners of more than 5% of the SERIES 1993-1 investor certificates as of December 31, 1997, are as follows:

                                              NUMBER OF           % OF
                                             CERTIFICATES       OWNERSHIP
                                             ------------       ---------

Chase Manhattan Bank                            177,970           35.59%
4 New York Plaza
Proxy Department 13th Floor
New York, NY  10004

Prudential Securities Custody                    40,000            8.00%
111 8th Avenue,  4th Floor
New York, NY  10011

Bank of New York (The)                           66,650           13.33%
925 Patterson Plank Rd.
Secaucus, NJ  07094

SSB  Custodian                                   73,750           14.75%
Global Proxy Unit, A5NW
P.O. Box 1631
Boston, MA  02105-1631

Chase Manhattan Bank/Chemical                    45,000            9.00%
4 New York Plaza
Proxy Department 13th Floor
New York, NY  10004

Bankers Trust Company                            32,130            6.43%
c/o BT Services Tennessee Inc.
648 Grassmere Park Drive
Nashville, TN  37211

-----------------------------------


Beneficial owners of more than 5% of the SERIES 1993-3 investor certificates as of December 31, 1997, are as follows:

Bank of New York (The)                          266,740           35.57%
925 Patterson Plank Road
Secaucus, NJ  07094

Chase Manhattan Bank                            218,555           29.14%
4 New York Plaza
Proxy Department 13th Floor
New York, NY  10004

Chase Manhattan Bank/Chemical                    41,000            5.47%
4 New York Plaza
Proxy Department 13th Floor
New York, NY  10004

SSB-Custodian                                   119,590           15.95%
Global Proxy Unit, A5NW
P.O. Box 1631
Boston, MA  02105-1631

-----------------------------------

Beneficial owners of more than 5% of the SERIES 1994-4 CLASS A AND CLASS B investor certificates as of December 31, 1997, are as follows:

CLASS A
-------

Chase Manhattan Bank/Chemical                    54,800           7.54%
4 New York Plaza
Proxy Department 13th Floor
New York, NY  10004

Boston Safe Deposit and Trust Company           119,735          16.48%
c/o Mellon Bank N.A.
Three Mellon Bank Center
Room 153-3015
Pittsburgh, PA  15259

Bankers Trust Company                            42,590           5.86%
c/o BT Services Tennessee Inc.
648 Grassmere Park Drive
Nashville, TN  37211

Chase Manhattan Bank                            139,670          19.23%
4 New York Plaza
Proxy Department 13th Floor
New York, NY  10004

SSB - Custodian                                 119,500          16.45%
Global Proxy Unit, A5NW
P.O. Box 1631
Boston, MA  02105-1631


CLASS B
-------

Citibank, N.A.                                   21,600          38.20%
P.O. Box 30576
Tampa, FL  33630-3576

Boston Safe Deposit and Trust Company            25,000          44.21%
c/o Mellon Bank N.A.
Three Mellon Bank Center
Room 153-3015
Pittsburgh, PA  15259

Bankers Trust / Investment Account                9,950          17.59%
16 Wall Street, 5th Floor
New York, NY  10005

-----------------------------------

Beneficial owners of more than 5% of the SERIES 1994-6 CLASS A AND CLASS B investor certificates as of December 31, 1997, are as follows:

CLASS A
-------

Chase Manhattan Bank/Chemical                    73,000           9.73%
4 New York Plaza
Proxy Department 13th Floor
New York, NY  10004

Chase Manhattan Bank                            157,400          20.99%
4 New York Plaza
Proxy Department 13th Floor
New York, NY  10004

Bank of New York (The)                           89,600          11.95%
925 Patterson Plank Road
Secaucus, NJ  07094

SSB-Custodian                                    51,600           6.88%
Global Proxy Unit, A5NW
P.O. Box 1631
Boston, MA  02105-1631

Citibank, N.A.                                   63,000           8.40%
P.O. Box 30576
Tampa, FL  33630-3576

Boston Safe Deposit and Trust Company            90,800          12.11%
c/o Mellon Bank N.A.
Three Mellon Bank Center
Room 153-3015
Pittsburgh, PA  15259

Northern Trust Company                           71,800           9.57%
801 S. Canal C-IN
Chicago, IL  60607

CLASS B
-------

Boston Safe Deposit and Trust Company             6,480           11.10%
c/o Mellon Bank N.A.
Three Mellon Bank Center
Room 153-3015
Pittsburgh, PA  15259

Citibank, N.A.                                   31,600           54.13%
P.O. Box 30576
Tampa, FL  33630-3576

PNC Bank, National Association                   18,300           31.35%
1835 Market Street
11 Penn Center, 15th Floor
Philadelphia, PA  19103


-----------------------------------

Beneficial owners of more than 5% of the SERIES 1994-7 CLASS A AND CLASS B investor certificates as of December 31, 1997, are as follows:

CLASS A
-------

Bank of New York (The)                          318,000          42.40%
925 Patterson Plank Rd.
Secaucus, NJ  07094

SSB-Custodian                                   206,350          27.51%
Global Proxy Unit, A5NW
P.O. Box 1631
Boston, MA  02105-1631

Bankers Trust Company                            56,500           7.53%
c/o BT Services Tennessee Inc.
648 Grassmere Park Drive
Nashville, TN  37211

Citibank, N.A.                                   37,750           5.03%
P.O. Box 30576
Tampa, FL  33630-3576

Chase Manhattan Bank/Chemical                    42,150           5.62%
4 New York Plaza
Proxy Department 13th Floor
New York, NY  10004


CLASS B
-------

Fuji Bank and Trust Company (The)                25,000          42.57%
2 World Trade Center
81st Floor
New York, NY  10048

Chase Manhattan Bank/Chemical                     5,000           8.51%
4 New York Plaza
Proxy Department 13th Floor
New York, NY  10004

Bankers Trust Company                            18,735          31.90%
c/o BT Services Tennessee Inc.
648 Grassmere Park Drive
Nashville, TN  37211

Harris Trust & Savings Bank                       5,000           8.51%
Proxy Operations
111 West Monroe St., 1130
Chicago, IL  60603

PNC Bank, National Association                    5,000           8.51%
1835 Market Street
11 Penn Center, 15th Floor
Philadelphia, PA  19103


-----------------------------------

Beneficial owners of more than 5% of the SERIES 1994-8 CLASS A AND CLASS B investor certificates as of December 31, 1997, are as follows:

CLASS A
-------

Chase Manhattan Bank                            168,200          33.64%
4 New York Plaza
Proxy Department 13th Floor
New York, NY  10004

Citibank, N.A.                                   52,000          10.40%
P.O. Box 30576
Tampa, FL  33630-3576

Fuji Bank and Trust Company (The)                35,000           7.00%
2 World Trade Center
81st Floor
New York, NY  10048

Bank of New York (The)                           56,500          11.30%
925 Patterson Plank Rd.
Secaucus, NJ  07094

Chase Manhattan Bank/Chemical                    50,000          10.00%
4 New York Plaza
Proxy Department 13th Floor
New York, NY  10004

Northern Trust Company                           25,000           5.00%
801 S. Canal C-IN
Chicago, IL  60607

Goldman Sachs & Co.                              43,175           8.64%
One New York Plaza, 45th Floor
New York, NY  10004

Bank of New York (The) /Barclays                 33,750           6.75%
De Zoete Wedd Securities
One Wall Street, 4th Floor
New York, NY  10286

CLASS B
-------

PNC Bank, National Association                   18,000          45.97%
1835 Market Street
11 Penn Center, 15th Floor
Philadelphia, PA  19103

Boston Safe Deposit and Trust Company            14,157          36.15%
c/o Mellon Bank N.A.
Three Mellon Bank Center
Room 153-3015
Pittsburgh, PA  15259

Citibank, N.A.                                    7,000          17.88%
P.O. Box 30576
Tampa, FL  33630-3576


-----------------------------------


Beneficial owners of more than 5% of the SERIES 1995-1 CLASS A investor certificates as of December 31, 1997, are as follows:

CLASS A
-------

Chase Manhattan Bank                            372,825          37.28%
4 New York Plaza
Proxy Department 13th Floor
New York, NY  10004

SSB-Custodian                                   181,995          18.20%
Global Proxy Unit, A5NW
P.O. Box 1631
Boston, MA  02105-1631

Bank of New York (The)                           52,500           5.25%
925 Patterson Plank Rd.
Secaucus, NJ  07094

Northern Trust Company                           95,000           9.50%
801 S. Canal C-IN
Chicago, IL  60607

Chase Manhattan Bank/Chemical                    73,500           7.35%
4 New York Plaza
Proxy Department 13th Floor
New York, NY  10004

Prudential Securities Custody                   100,000          10.00%
111 8th Avenue, 4th Floor
New York, NY  10011


--------------------------------

Beneficial owners of more than 5% of the SERIES 1995-2 CLASS A investor certificates as of December 31, 1997, are as follows:

CLASS A
-------

Chase Manhattan Bank/Chemical                    35,080           5.32%
4 New York Plaza
Proxy Department 13th Floor
New York, NY  10004

Chase Manhattan Bank                            123,030          18.64%
4 New York Plaza
Proxy Department 13th Floor
New York, NY  10004

Harris Trust & Savings Bank                      50,000           7.58%
Proxy Operations
111 West Monroe Street, 1130
Chicago, IL  60603

Boston Safe Deposit and Trust Company            64,000           9.70%
c/o Mellon Bank N.A.
Three Mellon Bank Center
Room 153-3015
Pittsburgh, PA  15259

Dai-Ichi Kangyo Bank (The)                       40,000           6.06%
Ltd., New York Branch
1 World Trade Center, Suite 4911
New York, NY  10048

Fuji Bank and Trust Company (The)                40,000           6.06%
2 World Trade Center, 81st Floor
New York, NY  10048

Bank of New York (The)                           75,930          11.50%
925 Patterson Plank Rd.
Secaucus, NJ  07094

Bankers Trust Company                            86,000          13.03%
c/o BT Services Tennessee Inc.
648 Grassmere Park Drive
Nashville, TN  37211


-----------------------------------

Beneficial owners of more than 5% of the SERIES 1995-3 CLASS A AND CLASS B investor certificates as of December 31, 1997, are as follows:

CLASS A
-------

Bank of New York (The)                          830,000         100.00%
925 Patterson Plank Road
Secaucus, NJ  07094


CLASS B
-------

Chase Manhattan Bank                             65,000         100.00%
4 New York Plaza
Proxy Department 13th Floor
New York, NY  10004


-------------------------------

Beneficial owners of more than 5% of the SERIES 1995-4 CLASS A AND CLASS B investor certificates as of December 31, 1997, are as follows:

CLASS A
-------

Chase Manhattan Bank, Trust                     100,000          13.33%
4 New York Plaza
Proxy Department, 13th Floor
New York, NY  10004

Chase Manhattan Bank                             79,500          10.60%
4 New York Plaza
Proxy Department 13th Floor
New York, NY  10004

Bank of New York (The)                          176,000          23.47%
925 Patterson Plank Rd.
Secaucus, NJ  07094

Northern Trust Company                          102,000          13.60%
801 S. Canal C-IN.
Chicago, IL  60607

SSB-Custodian                                   163,000          21.73%
Global Proxy Unit, A5NW
P.O. Box 1631
Boston, MA  02105-1631

Bankers Trust Company                            40,000           5.33%
c/o BT Services Tennessee Inc.
648 Grassmere Park Drive
Nashville, TN  37211

Citibank N.A.                                    51,000           6.80%
P.O. Box 30576
Tampa, FL  33630-3576

CLASS B
-------

Chase Manhattan Bank                             44,770          66.06%
4 New York Plaza
Proxy Department 13th Floor
New York, NY  10004

Bankers Trust /Investment Account                23,000          33.94%
16 Wall Street, 5th Floor
New York, NY  10005


---------------------------------

Beneficial owners of more than 5% of the SERIES 1995-5 CLASS A AND CLASS B investor certificates as of December 31, 1997, are as follows:

CLASS A
-------

SSB-Custodian                                    45,086           9.02%
Global Proxy Unit, A5NW
P.O. Box 1631
Boston, MA  02105-1631

Chase Manhattan Bank                             53,580          10.72%
4 New York Plaza
Proxy Department 13th Floor
New York, NY  10004

Bank of New York (The)                          170,500          34.10%
925 Patterson Plank Rd.
Secaucus, NJ  07094

Chase Manhattan Bank/Chemical                    47,875           9.58%
4 New York Plaza
Proxy Department 13th Floor
New York, NY  10004

Bankers Trust Company                            71,275          14.26%
c/o BT Services Tennessee Inc.
648 Grassmere Park Drive
Nashville, TN  37211

Citibank N.A.                                    50,500          10.10%
P.O. Box 30576
Tampa, FL  33630-3576-3576


CLASS B
-------

NDB Bank Municipal Bond Department               35,000          77.47%
Attention: Securities Department
611 Woodward Avenue
Detroit, MI  48226

Chase Manhattan Bank                             10,180          22.53%
4 New York Plaza
Proxy Department 13th Floor
New York, NY  10004


-----------------------------------

Beneficial owners of more than 5% of the SERIES 1995-6 CLASS A AND CLASS B investor certificates as of December 31, 1997, are as follows:

CLASS A
-------

Bank of New York (The)                          538,000          43.21%
925 Patterson Plank Rd.
Secaucus, NJ  07094

Chase Manhattan Bank                            707,000          56.79%
4 New York Plaza
Proxy Department 13th Floor
New York, NY  10004

CLASS B
-------

Swiss American Securities Inc.                   33,000          29.33%
100 Wall Street
New York, NY  10005

Chase Manhattan Bank                             46,000          40.89%
4 New York Plaza
Proxy Department 13th Floor
New York, NY  10004

NDB Bank Municipal Bond Department               25,000          22.22%
Attention: Securities Department
611 Woodward Avenue
Detroit, MI  48226


----------------------------------


Beneficial owners of more than 5% of the SERIES 1996-1 CLASS A AND CLASS B investor certificates as of December 31, 1997, are as follows:

CLASS A
-------

Bank of New York (The)                         233,715           31.16%
925 Patterson Plank Rd.
Secaucus, NJ  07094

Bankers Trust Company                          114,775           15.30%
c/o BT Services Tennessee Inc.
648 Grassmere Park Drive
Nashville, TN  37211

Chase Manhattan Bank                           204,000           27.20%
4 New York Plaza
Proxy Department 13th Floor
New York, NY  10004

Citibank, N.A.                                  50,000            6.67%
P.O. Box 30576
Tampa, FL  33630-3576

SSB-Custodian                                  107,510           14.33%
Global Proxy Unit, A5NW
P.O. Box 1631
Boston, MA  02105-1631


CLASS B
-------

Chase Manhattan Bank                             3,720            5.49%
4 New York Plaza
Proxy Department 13th Floor
New York, NY  10004

Bankers Trust Company/Corporate Clearance        25,000          36.89%
Corporate Clearance A/C #16
130 Liberty Street
New York, NY  10006

Chase Manhattan Bank/Chemical                    20,000          29.51%
4 New York Plaza
Proxy Department 13th Floor
New York, NY  10004

Harris Trust & Savings Bank                       5,000           7.38%
Proxy Operations
111 West Monroe Street, 1130
Chicago, IL  60603

PNC Bank, National Association                    5,000           7.38%
1835 Market Street
11 Penn Center, 15th Floor
Philadelphia, PA  19103


----------------------------------

Beneficial owners of more than 5% of the SERIES 1996-2 CLASS A AND CLASS B investor certificates as of December 31, 1997, are as follows:

CLASS A
-------

Chase Manhattan Bank/Chemical                    87,195          14.53%
4 New York Plaza
Proxy Department 13th Floor
New York, NY  10004

Chase Manhattan Bank, Trust                     300,000          50.00%
4 New York Plaza
Proxy Department, 13th Floor
New York, NY  10004

BNY/ITC-Dealers Clearance Special                40,000           6.67%
c/o N.A. Schapiro & Co. In.
One Chase Manhattan Plaza, 58th Floor
New York, NY  10005

CLASS B
-------

Citibank, N.A.                                    5,000           9.21%
P.O. Box 30576
Tampa, FL  33630-3576

Brown Brothers Harriman & Co.                    20,000          36.83%
63 Wall Street, 8th Floor
New York, NY  10005

Boston Safe Deposit and Trust Company            29,300          53.96%
c/o Mellon Bank N.A.
Three Mellon Bank Center
Room 153-3015
Pittsburgh, PA  15259


----------------------------------

Beneficial owners of more than 5% of the SERIES 1996-4 CLASS A AND CLASS B investor certificates as of December 31, 1997, are as follows:

CLASS A
-------

Bank of New York (The)                          115,590          23.12%
925 Patterson Plank Rd.
Secaucus, NJ  07094

Chase Manhattan Bank/Chemical                    27,500           5.50%
4 New York Plaza
Proxy Department 13th Floor
New York, NY  10004

Citibank, N.A.                                   40,000           8.00%
P.O. Box 30576
Tampa, FL  33630-3576

Dai-Ichi Kangyo Bank (The),                      50,000          10.00%
Ltd., New York Branch
One World Trade Center, Suite 4911
New York, NY  10048

French American Banking Corporation              49,000           9.80%
200 Liberty, 20th Floor
New York, NY  10281

Deutsche Morgan Grenfell Inc.                    46,700           9.34%
1251 6th Avenue, 26th Floor
New York, NY  10020

Harris Trust & Savings Bank                      69,300          13.86%
Proxy Operations
111 West Monroe Street, 1130
Chicago, IL  60603


CLASS B
-------

Boston Safe Deposit and Trust Company            16,050          35.52%
c/o Mellon Bank N.A.
Three Mellon Bank Center
Room 153-3015
Pittsburgh, PA  15259

PNC Bank, National Association                   13,250          29.33%
1835 Market Street
11 Penn Center, 15th Floor
Philadelphia, PA  19103

LBI-Lehman Government Securities Inc. (LBI)       2,500           5.53%
200 Vesey Street
New York, NY  10285

Bankers Trust Company/Corporate Clearance        11,180          24.75%
Corporate Clearance A/C #16
130 Liberty Street
New York, NY  10006


------------------------------

Beneficial owners of more than 5% of the SERIES 1996-6 CLASS A AND CLASS B investor certificates as of December 31, 1997, are as follows:

CLASS A
-------

Bank of New York (The)                           75,500           8.75%
925 Patterson Plank Rd.
Secaucus, NJ  07094

Bankers Trust Company                            58,400           6.77%
c/o BT Services Tennessee Inc.
648 Grassmere Park Road
Nashville, TN  37211

Chase Manhattan Bank                             63,000           7.30%
4 New York Plaza
Proxy Department 13th Floor
New York, NY  10004

Texas Commerce Bank National                    340,650          39.49%
Association
P.O. Box 2558
Houston, TX  77252-2558

Chase Manhattan Bank/Chemical                   106,500          12.35%
4 New York Plaza
Proxy Department 13th Floor
New York, NY  10004

PNC Bank, National Association                  130,000          15.07%
1835 Market Street
11 Penn Center, 15th Floor
Philadelphia, PA  19103


CLASS B
-------

Chase Manhattan Bank/Chemical                    15,000          19.23%
4 New York Plaza
Proxy Department 13th Floor
New York, NY  10004

Citicorp Securities,  Inc.                       20,000          25.64%
One Court Square, 45th Floor
L.I.C., NY  11120

NDB Bank Municipal Bond Department                5,000           6.41%
Attention: Securities Department
611 Woodward Avenue
Detroit, MI  48226

Nomura International Trust Company               12,800          16.41%
10 Exchange Place, Suite 1606
Jersey City, NJ  07302

Swiss American Securities Inc.                   23,000          29.49%
100 Wall Street, Suite 1606
New York, NY  10005


----------------------------------

Beneficial owners of more than 5% of the SERIES 1996-8 CLASS A AND CLASS B investor certificates as of December 31, 1997, are as follows:

CLASS A
-------

Bank of New York (The) /Barclays                109,500          27.38%
De Zoete Wedd Securities
One Wall Street, 4th Floor
New York, NY  10286

Chase Manhattan Bank                            211,500          52.88%
4 New York Plaza
Proxy Dept., 13th Floor
New York, NY  10004

Dresdner Securities (USA) Inc.                   23,000           5.75%
c/o ADP Proxy Services
51 Mercedes Way
Edgewood, NY  11717

CLASS B
-------

Bank of New York (The)                           20,400          56.35%
925 Patterson Plank Road
Secaucus, NJ  07094

Boston Safe Deposit and Trust Company             4,800          13.26%
c/o Mellon Bank N.A.
Three Mellon Bank Center
Room 153-3015
Pittsburgh, PA  15259

Brown Brothers Harriman & Co.                     6,000          16.58%
63 Wall Street, 8th Floor
New York, NY  10005

Citibank, N.A.                                    5,000          13.81%
P.O. Box 30576
Tampa, FL  33630-3576


----------------------------------

Beneficial owners of more than 5% of the SERIES 1997-1 CLASS A AND CLASS B investor certificates as of December 31, 1997, are as follows:

CLASS A
-------

Bankers Trust Company                            50,000           6.67%
c/o BT Services Tennessee Inc.
648 Grassmere Park Road
Nashville, TN  37211

PNC Bank, National Association                  252,300          33.64%
1835 Market Street
11 Penn Center, 15th Floor
Philadelphia, PA  19103

Chase Manhattan Bank                            122,500          16.33%
4 New York Plaza
Proxy Department 13th Floor
New York, NY  10004

Citibank, N.A.                                  147,500          19.67%
P.O. Box 30576
Tampa, FL  33630-3576


CLASS B
-------

Chase Manhattan Bank                             20,000          29.51%
4 New York Plaza
Proxy Department 13th Floor
New York, NY  10004

Chase Manhattan Bank/Chemical                     5,000           7.38%
4 New York Plaza
Proxy Department 13th Floor
New York, NY  10004

Bankers Trust Company                            27,490          40.56%
c/o BT Services Tennessee Inc.
648 Grassmere Park Road
Nashville, TN  37211

Nomura International Trust Company               14,530          21.44%
10 Exchange Place, Suite 1606
Jersey City, NJ  07302


---------------------------------

Beneficial owners of more than 5% of the SERIES 1997-2 CLASS A AND CLASS B investor certificates as of December 31, 1997, are as follows:

CLASS A
-------

Chase Manhattan Bank                             97,000          19.40%
4 New York Plaza
Proxy Department 13th Floor
New York, NY  10004

Bank of New York (The)                           80,000          16.00%
925 Patterson Plank Rd.
Secaucus, NJ  07094

PNC Bank, National Association                   57,000          11.40%
1835 Market Street
11 Penn Center, 15th Floor
Philadelphia, PA  19103

Marine/Treasury Investments                      40,000           8.00%
140 Broadway, Level A
New York, NY  10015

Citibank, N.A.                                  117,000          23.40%
P.O. Box 30576
Tampa, FL  33630-3576

SSB-Custodian                                    61,000          12.20%
Global Proxy Unit A5NW
P.O. Box 1631
Boston, MA  02105-1631


CLASS B
-------

Bankers Trust Company                            28,630          63.37%
c/o BT Services Tennessee Inc.
648 Grassmere Park Drive
Nashville, TN  37211

Nomura International Trust Company                4,000           8.85%
10 Exchange Place, Suite 1606
Jersey City, NJ  07302

Bankers Trust Company/Corporate Clearance        10,000          22.13%
Corporate Clearance A/C #16
130 Liberty Street
New York, NY  10006


----------------------------------

Beneficial owners of more than 5% of the SERIES 1997-3 CLASS A AND CLASS B investor certificates as of December 31, 1997, are as follows:

CLASS A
-------

Northern Trust Company                         105,000           21.00%
801 S. Canal C-IN
Chicago, IL  60607

Chase Manhattan Bank/Chemical                   53,500           10.70%
4 New York Plaza
Proxy Department 13th Floor
New York, NY  10004

Citibank, N.A.                                  49,000            9.80%
P.O. Box 30576
Tampa, FL  33630-3576

Bear, Stearns Securities Corp.                  41,000            8.20%
One Metrotech Center North
4th Floor
Brooklyn, NY  11201-3862

SSB - Custodian                                230,836           46.17%
Global Proxy Unit, A5NW
P.O. Box 1631
Boston, MA  02105-1631


CLASS B
-------

Chase Manhattan Bank/Chemical                   45,180          100.00%
4 New York Plaza
Proxy Department 13th Floor
New York, NY  10004


-----------------------------

Beneficial owners of more than 5% of the SERIES 1997-4 CLASS A AND CLASS B investor certificates as of December 31, 1997, are as follows:

CLASS A
-------

Chase Manhattan Bank                             30,000           6.00%
4 New York Plaza
Proxy Department 13th Floor
New York, NY  10004

Chase Manhattan Bank/Chemical                   100,000          20.00%
4 New York Plaza
Proxy Department 13th Floor
New York, NY  10004

Deutsche Morgan Grenfell Inc.                    52,000          10.40%
1251 6th Avenue, 26th Floor
New York, NY  10020

PNC Bank, National Association                  133,500          26.70%
1835 Market Street
11 Penn Center, 15th Floor
Philadelphia, PA  19103

Texas Commerce Bank National Association        142,500          28.50%
P.O. Box 2558
Houston, TX  77252-2558


CLASS B
-------

Bankers Trust Company                            20,000          44.27%
c/o BT Services Tennessee Inc.
648 Grassmere Park Drive
Nashville, TN  37211

Chase Manhattan Bank                             20,180          44.66%
4 New York Plaza
Proxy Department 13th Floor
New York, NY  10004

Citibank, N.A.                                    5,000          11.07%
P.O. Box 30576
Tampa, FL  33630-3576

Beneficial owners of more than 5% of the SERIES 1997-5 CLASS A AND CLASS B investor certificates as of December 31, 1997, are as follows:

CLASS A
-------

Chase Manhattan Bank                             57,000           8.77%
4 New York Plaza
Proxy Department 13th Floor
New York, NY  10004

Bank of New York (The)                          120,495          18.54%
925 Patterson Plank Rd.
Secaucus, NJ  07094

SSB - Custodian                                  71,650          11.02%
Global Proxy Unit, A5NW
P.O. Box 1631
Boston, MA  02105-1631

Chase Manhattan Bank/Chemical                    44,000           6.77%
4 New York Plaza
Proxy Department 13th Floor
New York, NY  10004

Citibank, N.A.                                   92,000          14.15%
P.O. Box 30576
Tampa, FL  33630-3576

LBI - Lehman Government Securities               54,530           8.39%
Inc. (LBI)
200 Vesey Street
New York, NY  10285

Texas Commerce Bank National                     99,225          15.27%
Association
P.O. Box 2558
Houston, TX  77252


CLASS B
-------

Chase Manhattan Bank/Chemical                    36,000          61.29%
4 New York Plaza
Proxy Department 13th Floor
New York, NY 10004

Boston Safe Deposit and Trust Company            22,735          38.71%
c/o Mellon Bank N.A.
Three Mellon Bank Center
Room 153-3015
Pittsburgh, PA  15259


----------------------------------

Beneficial owners of more than 5% of the SERIES 1997-6 CLASS A AND CLASS B investor certificates as of December 31, 1997, are as follows:

CLASS A
-------

Chase Manhattan Bank                            251,865          19.37%
4 New York Plaza
Proxy Department 13th Floor
New York, NY  10004

Bank of New York  (The)                         204,235          15.71%
925 Patterson Plank Rd.
Secaucus, NJ  07094

SSB - Custodian                                 203,885          15.68%
Global Proxy Unit, A5NW
P.O. Box 1631
Boston, MA  02105-1631

Bankers Trust Company                           135,700          10.44%
c/o BT Services Tennessee Inc.
648 Grassmere Park Drive
Nashville, TN  37211

Boston Safe Deposit and Trust Company           145,370          11.18%
c/o Mellon Bank N.A.
Three Mellon Bank Center
Room 153-3015
Pittsburgh, PA  15259

CLASS B
-------

Chase Manhattan Bank                             10,775           9.17%
4 New York Plaza
Proxy Department 13th Floor
New York, NY  10004

Bank of New York (The)                           53,806          45.80%
925 Patterson Plank Rd.
Secaucus, NJ  07094

Bankers Trust Company                             5,909           5.03%
c/o BT Services Tennessee Inc.
648 Grassmere Park Drive
Nashville, TN  37211

JP Morgan Securities Inc.-Asset Backed            7,148           6.08%
60 Wall Street, 6th Floor
New York, NY  10260-0060


------------------------------------

Beneficial owners of more than 5% of the SERIES 1997-7 CLASS A AND CLASS B investor certificates as of December 31, 1997, are as follows:

CLASS A
-------

Bank of New York (The)                          350,000          70.00%
925 Patterson Plank Rd.
Secaucus, NJ  07094

Merrill Lynch, Pierce, Fenner & Smith,          147,000          29.40%
Incorporated
4 Corporate Place
Corporate Park 287
Piscataway, NJ 08855


CLASS B
-------

Chase Manhattan Bank                              9,000          19.92%
4 New York Plaza
Proxy Department 13th Floor
New York, NY  10004

Bankers Trust Company/Corporate Clearance        35,930          79.53%
Corporate Clearance A/C #16
130 Liberty Street
New York, NY  10006


----------------------------------

Beneficial owners of more than 5% of the SERIES 1997-8 CLASS A AND CLASS B investor certificates as of December 31, 1997, are as follows:

CLASS A
-------

Chase Manhattan Bank                             60,000           7.69%
4 New York Plaza
Proxy Department 13th Floor
New York, NY  10004

Deutsche Morgan Grenfell Inc.                    77,800           9.97%
1251 6th Avenue, 26th Floor
New York, NY 10020

Chase Manhattan Bank, Trust                     370,500          47.50%
4 New York Plaza
Proxy Department 13th Floor
New York, NY  10004

Texas Commerce Bank                             206,200          26.44%
National Association
P.O. Box 2558
Houston, TX  77252-2558


CLASS B
----------

SSB-Custodian                                    20,000          28.38%
Global Proxy Unit, A5NW
P.O. Box 1631
Boston, MA  02105-1631

Bankers Trust Company                            50,482          71.62%
c/o BT Services Tennessee Inc.
648 Grassmere Park Drive
Nashville, TN  37211

Beneficial owners of more than 5% of the SERIES 1997-9 CLASS A AND CLASS B investor certificates as of December 31, 1997, are as follows:

CLASS A
-------

Bank of New York (The)                          345,155          69.03%
925 Patterson Plank Rd.
Secaucus, NJ  07094

Chase Manhattan Bank/Chemical                    34,000           6.80%
4 New York Plaza
Proxy Department 13th Floor
New York, NY  10004

Bankers Trust Company                            70,000          14.00%
c/o BT Services Tennessee Inc.
648 Grassmere Park Drive
Nashville, TN  37211

Bear, Stearns Securities Corp.                   50,845          10.17%
One Metrotech Center North
4th Floor
Brooklyn, NY  11201-3862


CLASS B
-------

Bankers Trust Company                            45,180         100.00%
c/o BT Services Tennessee Inc.
648 Grassmere Park Drive
Nashville, TN  37211


--------------------------------

Beneficial owners of more than 5% of the SERIES 1997-10 CLASS A AND CLASS B investor certificates as of December 31, 1997, are as follows:

CLASS A
-------

SSB-Custodian                                   217,175          31.03%
Global Proxy Unit, A5NW
P.O. Box 1631
Boston, MA 02105-1631

Chase Manhattan Bank/Chemical                    60,000           8.57%
4 New York Plaza
Proxy Department 13th Floor
New York, NY  10004

Citibank, N.A.                                   50,000           7.14%
P.O. Box 30576
Tampa, FL  33630-3576

Bankers Trust Company                           165,205          23.60%
c/o BT Services Tennessee Inc.
648 Grassmere Park Drive
Nashville, TN  37211

Northern Trust Company                           76,500          10.93%
801 S. Canal C-IN
Chicago, IL  60607

JP Morgan Securities Inc.- Asset Backed          64,000           9.14%
60 Wall Street
6th Floor
New York, NY  10260-0060


CLASS B
-------

Chase Manhattan Bank                             10,000          15.81%
4 New York Plaza
Proxy Department 13th Floor
New York, NY  10004

Swiss American Securities Inc.                   53,253          84.19%
100 Wall Street
New York, NY  10005

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
          ON FORM 10-K

(a)  The following documents are filed as part of this Report:

     3.   Exhibits:

          99.00 Independent Accountants' Report of Coopers & Lybrand L.L.P. on Management's Assertions. The Annual Independent Accountants' Servicing Reports relate to compliance with the requirements of
                 Section 3.06 of the Pooling and Servicing Agreement (the "Agreement") dated as of September 1, 1992 between First USA Bank (the "Bank"), as transferor and servicer, and The Bank of New York (Delaware), as trustee (the Trustee). The report required by Section 3.06(b), known generally as the Agreed Upon Procedures Report, is not being filed with this report because of a change in AICPA's Professional Standards (SAS#75) which governs the preparation and distribution of such report. In general, SAS#75 limits the usage of this report unless the users take responsibility for the specific procedures to be performed. However, a report, required by section 3.06(a), issued by a firm of independent certified public accountants to the effect that (i) such accountants' have examined the assertions made by the Bank's management that, as of December 31, 1997, the Bank maintained effective internal controls over the service of the receivables and (ii) such assertion is fairly stated in all material respects is being filed as part of this report .

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

                                         FIRST USA BANK,
                                           As Servicer

                                         By:  /s/ Randy Christofferson
                                              ------------------------
                                                  Randy Christofferson
                                                        President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 23, 1998.

            Signature                  Title
            ---------                  -----



   /s/ Richard W. Vague          Chairman of Board and Chief Executive Officer
   -------------------------     (Principal Executive Officer)
       Richard W. Vague



   /s/ Randy Christofferson      President and Director
   -------------------------
     Randy Christofferson



   /s/ George P. Hubley          Executive Vice President, Chief Financial
   -------------------------     Officer and Director
       George P. Hubley



   /s/ Gary J. Marino            Executive Vice President and Director
   -------------------------
       Gary J. Marino



   /s/ Roger Deacon              Senior Vice President and Director
   -------------------------
       Roger Deacon