Form 10-K/A
period 1997-12-31
FIRST USA CREDIT CARD MASTER TRUST
filed 1998-05-13
CIK 890493

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                  FORM 10-K/A
                                  -----------
                               (Amendment No. 1)

[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Year Ended December 31, 1997

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from July 1, 1997 to December 31, 1997

                        Commission file number 33-99362

                        -------------------------------

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

Part IV, Item 14 as hereby amended in its entirety to read as follows:

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
          ON FORM 10-K

(a)       The following documents are filed as part of this Report:

          3.   Exhibits:

               99.00 Independent Accountants' Reports of Coopers & Lybrand L.L.P. on Management's Assertions. The Annual Independent Accountants' Servicing Reports relate to compliance with the requirements of Section 3.06 of the Pooling and Servicing Agreement (the "Agreement") dated as of September 1, 1992 between First USA Bank (the "Bank"), as transferor and servicer, and The Bank of New York (Delaware), as trustee (the "Trustee"). The report required by Section 3.06(b), known generally as the Agreed Upon Procedures Report, is not being filed with this report because of a change in AICPA's Professional Standards (SAS#75) which governs the preparation and distribution of such report. In general, SAS#75 limits the usage of this report unless the users take responsibility for the specific procedures to be performed. However, a report, required by Section 3.06(a), issued by a firm of independent certified public accountants to the effect that (i) such accountants have examined the assertions made by the Bank's management that, as of December 31, 1997, the Bank maintained effective internal controls over the servicing of the receivables and (ii) such assertion is fairly stated in all material respects is being filed. In addition, a report issued by a firm of independent certified public accountants to the effect that (i) such accountants have examined the assertions made by the Bank's management that, as of December 31, 1997, the Bank complied with the covenants and conditions of Sections 2.06, 2.07, 2.08, 3.01(b), 3.04(a) and (b), 3.05, 3.06(a)
                      and (b), 4.02(a), (b) and (c) and 4.03 of the Agreement and (ii) such assertion is fairly stated in all material respects is also being filed as a part of this report.

(b)       Not applicable

(c)       See item 14(a)3 above

(d)       Not applicable

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the Registrant's Annual Report on Form 10K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         FIRST USA BANK,
                                           As Servicer




                                         By:     /s/ Tracie H. Klein
                                             ---------------------------------
                                              Tracie H. Klein
                                              Vice President


                                         Date:          May 13, 1998
                                               -------------------------------