Form 10-K
period 1998-12-31
FIRST USA CREDIT CARD MASTER TRUST
filed 1999-03-26
CIK 890493

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-K
                                   ---------
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Year Ended December 31, 1998

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 33-99362

                         -----------------------------

                      FIRST USA BANK, NATIONAL ASSOCIATION
             (Exact name of registrant as specified in its charter)
         (As Servicer on behalf of First USA Credit Card Master Trust)

       Laws of the United States                                76-0039224
    (State or other jurisdiction of                          (I.R.S. Employer
      incorporation or organization)                       Identification No.)

        201 North Walnut Street                                   19801
          Wilmington, Delaware                                  (Zip Code)
(Address of principal executive offices)

      Registrant's telephone number, including area code:  (302) 594-4000

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:
Series 1993-3, Floating Rate Asset Backed Certificates
Series 1994-4, Class A Floating Rate Asset Backed Certificates and Class B Floating Rate Asset Backed Certificates
Series 1994-6, Class A Floating Rate Asset Backed Certificates and Class B Floating Rate Asset Backed Certificates
Series 1994-7, Class A Floating Rate Asset Backed Certificates and Class B Floating Rate Asset Backed Certificates
Series 1994-8, Class A Floating Rate Asset Backed Certificates and Class B Floating Rate Asset Backed Certificates
Series 1995-1, Class A Floating Rate Asset Backed Certificates
Series 1995-2, Class A Floating Rate Asset Backed Certificates
Series 1995-5, Class A Floating Rate Asset Backed Certificates and Class B Floating Rate Asset Backed Certificates
Series 1995-6, Class A Floating Rate Asset Backed Certificates and Class B Floating Rate Asset Backed Certificates
Series 1996-1, Class A Floating Rate Asset Backed Certificates and Class B Floating Rate Asset Backed Certificates
Series 1996-2, Class A Floating Rate Asset Backed Certificates and Class B Floating Rate Asset Backed Certificates
Series 1996-4, Class A Floating Rate Asset Backed Certificates and Class B Floating Rate Asset Backed Certificates
Series 1996-6, Class A Floating Rate Asset Backed Certificates and Class B Floating Rate Asset Backed Certificates
Series 1996-8, Class A Floating Rate Asset Backed Certificates and Class B Floating Rate Asset Backed Certificates
Series 1997-1, Class A Floating Rate Asset Backed Certificates and Class B Floating Rate Asset Backed Certificates
Series 1997-2, Class A Floating Rate Asset Backed Certificates and Class B Floating Rate Asset Backed Certificates
Series 1997-3, Class A Floating Rate Asset Backed Certificates and Class B Floating Rate Asset Backed Certificates
Series 1997-4, Class A Floating Rate Asset Backed Certificates and Class B Floating Rate Asset Backed Certificates
Series 1997-5, Class A Floating Rate Asset Backed Certificates and Class B Floating Rate Asset Backed Certificates
Series 1997-6, Class A 6.42%  Asset Backed Certificates and Class B 6.58%  Asset Backed Certificates
Series 1997-7, Class A Floating Rate Asset Backed Certificates and Class B Floating Rate Asset Backed Certificates
Series 1997-8, Class A Floating Rate Asset Backed Certificates and Class B Floating Rate Asset Backed Certificates
Series 1997-9, Class A Floating Rate Asset Backed Certificates and Class B Floating Rate Asset Backed Certificates
Series 1997-10, Class A Floating Rate Asset Backed Certificates and Class B Floating Rate Asset Backed Certificates
Series 1998-1, Class A Floating Rate Asset Backed Certificates and Class B Floating Rate Asset Backed Certificates
Series 1998-3, Class A Floating Rate Asset Backed Certificates and Class B Floating Rate Asset Backed Certificates
Series 1998-4, Class A Floating Rate Asset Backed Certificates and Class B Floating Rate Asset Backed Certificates
Series 1998-5, Class A Floating Rate Asset Backed Certificates and Class B Floating Rate Asset Backed Certificates
Series 1998-6, Class A Floating Rate Asset Backed Certificates and Class B Floating Rate Asset Backed Certificates
Series 1998-7, Class A Floating Rate Asset Backed Certificates and Class B Floating Rate Asset Backed Certificates
Series 1998-8, Class A Floating Rate Asset Backed Certificates and Class B Floating Rate Asset Backed Certificates
Series 1998-9, Class A 5.28% Asset Backed Certificates and Class B 5.55% Asset Backed Certificates

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

  Not Applicable.

                   DOCUMENTS INCORPORATED BY REFERENCE:  NONE
================================================================================

                              FIRST USA BANK, N.A.
                       FIRST USA CREDIT CARD MASTER TRUST
                          1998 FORM 10-K ANNUAL REPORT
                               TABLE OF CONTENTS


                                                                           PAGE
                                                                           ----
Introductory Note .......................................................     3

                                     PART I

                                                                           PAGE
                                                                           ----
ITEM 1.    Business......................................................     5
ITEM 2.    Properties....................................................     5
ITEM 3.    Legal Proceedings.............................................     9
ITEM 4.    Submission of Matters to a Vote of Security Holders...........     9

                                    PART II


ITEM 5.    Market for Registrant's Common Equity and Related
            Stockholder Matters .........................................    10
ITEM 6.    Selected Financial Data.......................................    12
ITEM 7.    Management's Discussion and Analysis of Financial
            Condition and Results of Operations..........................    12
ITEM 7A.   Quantitative and Qualitative Disclosures About Market Risk....    12
ITEM 8.    Financial Statements and Supplementary Data...................    12
ITEM 9.    Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure..........................    12

                                    PART III



ITEM 10.   Directors and Executive Officers of the Registrant............    13
ITEM 11.   Executive Compensation........................................    13
ITEM 12.   Security Ownership of Certain Beneficial Owners
            and Management ..............................................    13
ITEM 13.   Certain Relationships and Related Transactions................    47

                                    PART IV

ITEM 14.   Exhibits, Financial Statement Schedules and Reports
            on Form 8-K .................................................    48

                                   SIGNATURES

Signatures ..............................................................    49

                               Introductory Note
                               -----------------

First USA Bank, National Association (the "Bank") is the transferor and servicer (in such capacities, the "Transferor" and the "Servicer") under the Pooling and Servicing Agreement (the "Agreement"), dated as of September 1, 1992, and the following series supplements (the "Supplements"):



       Supplement                                      Dated as of
       ----------                                      -----------
       1993-3                                          October 1, 1993
       1994-4                                          June 1, 1994
       1994-6                                          July 30, 1994
       1994-7                                          November 8, 1994
       1994-8                                          November 8, 1994
       1995-1                                          March 1, 1995
       1995-2                                          March 1, 1995
       1995-5                                          September 14, 1995
       1995-6                                          December 7, 1995
       1996-1                                          March 6, 1996
       1996-2                                          June 4, 1996
       1996-4                                          August 6, 1996
       1996-6                                          November 13, 1996
       1996-8                                          December 11, 1996
       1997-1                                          February 4, 1997
       1997-2                                          May 8, 1997
       1997-3                                          June 10, 1997
       1997-4                                          June 10, 1997
       1997-5                                          August 7, 1997
       1997-6                                          September 9, 1997
       1997-7                                          September 9, 1997
       1997-8                                          September 23, 1997
       1997-9                                          October 9, 1997
       1997-10                                         December 23, 1997
       1998-1                                          May 21, 1998
       1998-3                                          June 25, 1998
       1998-4                                          July 22, 1998
       1998-5                                          August 27, 1998
       1998-6                                          August 27, 1998
       1998-7                                          September 17, 1998
       1998-8                                          September 17, 1998
       1998-9                                          December 22, 1998


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

The Bank is a wholly-owned subsidiary of First USA Financial, Inc., which is a wholly-owned subsidiary of BANK ONE CORPORATION ("BANK ONE").

On July 1, 1998, the Bank converted its charter from that of a Delaware state chartered banking corporation to a national banking association and accordingly changed its name from "First USA Bank" to "First USA Bank, National Association."

Effective October 2, 1998, BANK ONE, the parent corporation of the Bank, merged with and into First Chicago NBD Corporation, a Delaware Corporation.
Immediately prior to such merger, BANC ONE CORPORATION, an Ohio corporation ("BANC ONE"), also merged with and into BANK ONE, which had been a subsidiary of BANC ONE prior to such merger.

In connection with such merger, the Bank, in its capacity as Servicer of the First USA Credit Card Master Trust (the "Trust"), changed the independent accountants for the Trust from PricewaterhouseCoopers LLP (formerly "Coopers & Lybrand L.L.P.") ("PWC"), to Arthur Andersen LLP ("AA"), historically engaged by First Chicago NBD Corporation ("FCNBD"). BANK ONE has selected AA as the certifying accountant for the merged entity. Selection of AA as the certifying accountant was recommended to the BANC ONE Audit Committee on July 20, 1998.
The BANC ONE Audit Committee approved the selection and so reported to the BANC ONE Board of Directors on July 21, 1998. The sole reason for the change of the independent accountants for the Trust was to align the independent accountants of the Trust with those of BANK ONE.

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

 .    Class A Floating Rate Asset Backed Certificates and Class B Floating Rate
     Asset Backed Certificated issued pursuant to the Agreement and the Series 1998-2 Supplement dated as of May 21, 1998.

 .    Collateral Invested Amounts, CIA Certificates and Excess Collateral which represent credit enhancement to certain series were issued pursuant to the Agreement and the related series Supplements.

The First USA Credit Card Master Trust has made the following final payments with respect to the following Series:

 .    The final payment with respect to Series 1993-1 Asset Backed Certificates and the Series 1995-3 Asset Backed Certificates issued by the First USA Credit Card Master Trust were made on May 15, 1998 and the final payment with respect to the Series 1995-4 Asset Backed Certificates issued by the First USA Credit Card Master Trust was made on September 15, 1998. Therefore information with respect to such certificates is not included in this report.

 .    The final payment for the Asset Backed Variable Funding Certificate issued pursuant to the Agreement and the Series 1994-2 Supplement dated as of April 14, 1994 was made on May 15, 1998.

 .    The final payment for the Floating Rate Asset Backed Certificates, Series
     1996-E1, issued pursuant to the Agreement and the Series 1996-E1 Supplement dated as of May 2, 1996 was made on October 15, 1998.

                                     PART I

ITEM 1.   BUSINESS

Not applicable

ITEM 2.   PROPERTIES

The property of the First USA Credit Card Master Trust (the "Trust") includes and will include receivables (the "Receivables") arising under certain VISA(R) and MasterCard(R)* revolving credit card accounts (the "Accounts") selected by the Transferor from a portfolio of VISA and MasterCard accounts owned by First USA Bank, National Association (the "Transferor"), all monies due or to become due in payment of the Receivables, all proceeds of the Receivables and all monies on deposit in certain bank accounts of the Trust (other than certain investment earnings on such amounts), all amounts received by the Transferor or the Servicer with respect to Receivables in accounts which are written off as uncollectible ("Recoveries") and any Enhancement issued with respect to any undivided ownership interest in the assets of the Trust issued from time to time in one or more Series ("Series") or any class of such Series (a "Class"). The term "Enhancement" means, with respect to any Series or Class, any letter of credit, cash collateral account, cash collateral guaranty, collateral invested amount, guaranteed rate agreement, maturity guaranty facility, tax protection agreement, interest rate swap or other contract or agreement for the benefit of certificateholders of such Series or Class.

The Transferor originally conveyed to the Trust all Receivables existing under certain Accounts that were selected by the Transferor from the portfolio of VISA and MasterCard accounts owned by the Transferor (the "Bank Portfolio"), based on criteria provided in the Pooling and Servicing Agreement as applied on August 21, 1992 (the "Cut Off Date"). Since the Cut Off Date, the Transferor has transferred to the Trust the Receivables in certain Additional Accounts in accordance with the provisions of the Pooling and Servicing Agreement. The Transferor expects from time to time (subject to certain limitations and conditions), and in certain circumstances will be obligated, to designate Additional Accounts the Receivables in which will be included in the Trust. The Transferor will transfer to the Trust all Receivables in such Additional Accounts, whether such Receivables are then existing or thereafter created. The addition to the Trust of Receivables in Additional Accounts will be subject to certain

----------------------------
* VISA(R) and MasterCard(R) and are registered trademarks of Visa USA Incorporated and MasterCard International Incorporated, respectively.

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

The Receivables conveyed to the Trust have arisen and will arise in Accounts selected from the Bank Portfolio on the basis of criteria set forth in the Pooling and Servicing Agreement (The "Trust Portfolio"). The Receivables in the Trust Portfolio, as of the close of business on December 31, 1998, (including the Additional Accounts added to the Trust on January 12, 1999 and February 5,
1999), consisted of $35,065,862,188 of Principal Receivables and $1,144,133,678 of Finance Charge Receivables. As of December 31, 1998, Cardholders whose Accounts are included in the Trust Portfolio, including Additional Accounts, had billing addresses in 50 states, the District of Columbia and other United States territories and possessions.

The following tables summarize the Trust Portfolio by various criteria as of the close of business on December 31, 1998 (including the Additional Accounts added to the Trust on January 12, 1999 and February 5, 1999). Because the future composition of the Trust Portfolio may change over time, these tables are not necessarily indicative of the composition of the Trust Portfolio at any subsequent time.

                         Composition by Account Balance
                                Trust Portfolio

                                                             Percentage
                                                              of Total                             Percentage of
                   Account                      Number of     Number of         Amount of         Total Amount of
                Balance Range                    Accounts     Accounts         Receivables          Receivables
                -------------                   ---------     ---------        -----------        ---------------
Credit Balance...............................       329,144        1.3%       $   (62,291,663)         (0.2)%
No Balance...................................    12,354,156       49.2                      0            0.0
$0.01 to $2,000.00...........................     6,791,727       27.0          4,348,212,711           12.0
$2,000.01 to $5,000.00.......................     3,124,391       12.4         10,766,959,561           29.7
$5,000.01 to $10,000.00......................     1,997,868        7.9         13,851,246,396           38.3
$10,000.01 or More...........................       546,117        2.2          7,305,868,862           20.2
                                                 ----------      -----        ---------------          -----
          TOTAL..............................    25,143,403      100.0%       $36,209,995,867          100.0%
                                                 ==========      =====        ===============          =====

                          Composition by Credit Limit
                                Trust Portfolio


                                                              Percentage
                                                               of Total                            Percentage of
                          Credit                 Number of     Number of         Amount of        Total Amount of
                        Limit Range               Accounts     Accounts         Receivables         Receivables
                        -----------              ---------     ---------        -----------       ---------------
$0.00 to $2,000.00...........................     2,593,665       10.3%        $   848,522,740           2.3%
$2,000.01 to $5,000.00.......................     5,799,165       23.1           6,361,580,464          17.6
$5,000.01 to $10,000.00......................     9,059,406       36.0          13,504,786,692          37.3
$10,000.01 or More...........................     7,691,167       30.6          15,495,105,971          42.8
                                                 ----------      -----         ---------------         -----
          TOTAL..............................    25,143,403      100.0%        $36,209,995,867         100.0%
                                                 ==========      =====         ===============         =====

                      Composition by Period of Delinquency
                                Trust Portfolio

                                                             Percentage
            Period of Delinquency                             of Total                              Percentage of
             (Days Contractually                Number of     Number of         Amount of          Total Amount of
                 Delinquent)                     Accounts     Accounts         Receivables           Receivables
                 ----------                      --------     --------         -----------           -----------
Not Delinquent...............................    24,350,258        96.8%       $32,975,088,960           91.0%
Up to 34 Days................................       490,557         2.0          1,837,702,876            5.1
35 to 64 Days................................       111,006         0.4            472,620,306            1.3
65 to 94 Days................................        67,563         0.3            309,357,428            0.9
95 or More Days..............................       124,019         0.5            615,226,297            1.7
                                                 ----------       -----        ---------------          -----
          TOTAL..............................    25,143,403       100.0%       $36,209,995,867          100.0%
                                                 ==========       =====        ===============          =====


                         Composition of Accounts by Age
                                Trust Portfolio

                                                               Percentage
                                                                of Total                            Percentage of
                                                  Number of     Number of         Amount of        Total Amount of
                 Account Age                       Accounts     Accounts         Receivables         Receivables
                 -----------                       --------     --------         -----------         -----------
Less than or equal to 6 Months...............     3,316,600        13.2%       $ 4,972,619,987           13.7%
Over 6 Months to 12 Months...................     3,600,000        14.3          4,790,272,593           13.2
Over 12 Months to 24 Months..................     6,438,592        25.6          8,744,660,697           24.1
Over 24 Months to 36 Months..................     3,486,795        13.9          4,951,268,815           13.7
Over 36 Months to 48 Months..................     2,974,412        11.8          4,956,358,266           13.7
Over 48 Months to 60 Months..................     2,736,340        10.9          3,826,937,214           10.6
Over 60 Months...............................     2,590,664        10.3          3,967,878,295           11.0
                                                 ----------       -----        ---------------          -----
          TOTAL..............................    25,143,403       100.0%       $36,209,995,867          100.0%
                                                 ==========       =====        ===============          =====


                     Composition by Geographic Distribution
                                Trust Portfolio

                                                                  Percentage
                                                                   of Total                           Percentage of
                                                 Number of         Number of        Amount of       Total Amount of
                     State                        Accounts         Accounts        Receivables        Receivables
                     -----                        --------         --------        -----------        -----------
Alabama........................................      292,526         1.2%      $   435,955,578            1.2%
Alaska.........................................       51,314         0.2            95,068,658            0.3
Arizona........................................      437,880         1.7           649,670,568            1.8
Arkansas.......................................      200,356         0.8           281,031,992            0.8
California.....................................    2,821,620        11.2         4,590,676,984           12.8
Colorado.......................................      478,621         1.9           665,729,141            1.8
Connecticut....................................      369,857         1.5           549,073,346            1.5
Delaware.......................................       77,571         0.3           110,392,402            0.3
District of Columbia...........................       42,317         0.2            69,180,230            0.2
Florida........................................    1,565,628         6.2         2,269,153,448            6.3
Georgia........................................      565,996         2.3           904,666,753            2.5
Hawaii.........................................      100,887         0.4           172,470,743            0.5
Idaho..........................................      110,774         0.4           160,984,329            0.4


                                                                 Percentage
                                                                  of Total                            Percentage of
                                                 Number of        Number of         Amount of        Total Amount of
                     State                        Accounts        Accounts         Receivables         Receivables
                     -----                        --------        --------         -----------         -----------
Illinois.......................................    1,143,276         4.5         1,589,071,937            4.4
Indiana........................................      570,538         2.3           737,878,812            2.0
Iowa...........................................       59,165         0.2            73,416,440            0.2
Kansas.........................................      231,937         0.9           321,350,881            0.9
Kentucky.......................................      408,977         1.6           467,753,253            1.3
Louisiana......................................      413,029         1.6           585,766,175            1.6
Maine..........................................      100,936         0.4           138,928,241            0.4
Maryland.......................................      498,886         2.0           795,974,984            2.2
Massachusetts..................................      707,463         2.8           925,624,422            2.6
Michigan.......................................      793,515         3.2         1,163,559,671            3.2
Minnesota......................................      371,476         1.5           445,306,591            1.2
Mississippi....................................      168,709         0.7           240,926,009            0.7
Missouri.......................................      462,599         1.8           621,012,997            1.7
Montana........................................       88,635         0.4           126,718,092            0.3
Nebraska.......................................      154,717         0.6           179,480,848            0.5
Nevada.........................................      184,998         0.7           328,339,775            0.9
New Hampshire..................................      115,270         0.5           171,109,462            0.5
New Jersey.....................................      865,739         3.4         1,269,179,391            3.5
New Mexico.....................................      150,261         0.6           227,751,164            0.6
New York.......................................    1,679,650         6.7         2,467,904,280            6.8
North Carolina.................................      546,264         2.2           766,447,175            2.1
North Dakota...................................       54,640         0.2            64,466,847            0.2
Ohio...........................................    1,446,848         5.8         1,818,620,929            5.0
Oklahoma.......................................      377,801         1.5           522,419,008            1.4
Oregon.........................................      363,044         1.4           519,063,043            1.4
Pennsylvania...................................    1,122,995         4.5         1,389,812,905            3.8
Rhode Island...................................      100,006         0.4           141,986,402            0.4
South Carolina.................................      263,246         1.0           358,311,673            1.0
South Dakota...................................       56,973         0.2            74,327,708            0.2
Tennessee......................................      365,594         1.5           482,398,355            1.3
Texas..........................................    2,153,782         8.6         3,373,524,737            9.4
Utah...........................................      200,463         0.8           247,206,083            0.7
Vermont........................................       52,835         0.2            76,438,202            0.2
Virginia.......................................      614,762         2.4           938,605,450            2.6
Washington.....................................      596,191         2.4           917,894,809            2.5
West Virginia..................................      177,009         0.7           236,217,227            0.7
Wisconsin......................................      247,687         1.0           270,266,311            0.7
Wyoming........................................       49,856         0.2            67,160,842            0.2
Other U.S. territories and possessions.........       68,284         0.3           113,720,564            0.3
                                                  ----------       -----       ---------------          -----
          TOTAL................................   25,143,403       100.0%      $36,209,995,867          100.0%
                                                  ==========       =====       ===============          =====

Since the largest number of cardholders (based on billing addresses) whose accounts were included in the Trust as of December 31, 1998, were in California, Texas, New York, Florida and Ohio, adverse changes in the economic conditions in these areas could have a direct impact on the timing and amount of payments on the Certificates.

The aggregate amount of Receivables written off during the twelve-month reporting period was $1,465,748,650 and represented approximately 5.17% of the average Receivables balance outstanding during such period. The investor percentage of Principal Receivables written off (the "Investor Default Amount") during the reporting period was $1,286,896,209. The Investor Default Amount as a percentage of the average invested amount outstanding during the reporting period was approximately 5.14%.

ITEM 3.   LEGAL PROCEEDINGS

The Bank has been named as a defendant in four class action lawsuits filed in late 1997 by cardmembers of the Bank. These actions were filed in the Superior Court of the State of Delaware, New Castle County, the Circuit Court of Multnomah County, Oregon, the United States District Court for the Western District of Washington and in the 14th District Court of Dallas County, Texas. The plaintiffs in all four cases contend that they and others similarly situated are entitled to equitable relief for alleged violations of the Delaware Consumer Fraud Act, breach of contract, breach of the covenant of good faith and fair dealing and fraud. The court granted summary judgment in the favor of the Bank in the Delaware case in April 1998 and the court in Oregon entered partial summary judgment in favor of the Bank in May 1998. These cases are in various stages of motion and discovery practice. The Bank believes that these claims are without merit and intends to vigorously defend against all claims. While it is impossible to predict the outcome of these matters, the Bank believes that any liability arising from these matters will not have a material adverse effect on the Transferor's business or on the Receivables of the Trust.

The Bank has been named as a defendant in a class action lawsuit filed in the United States District Court for the District of Delaware against the Bank alleging that the Bank charged convenience check fees in a manner contrary to representations made in the Bank's solicitations. Although this matter is at a preliminary stage, the Bank believes that it is without merit and the Bank intends to vigorously defend against all claims. While it is impossible to predict the outcome of this matter, the Bank believes that any liability arising from this matter will not have a material effect on the Transferor's business or on the Receivables of the Trust.

The Bank has been named as a defendant in a class action lawsuit filed in December 1998 in the United States District Court for the Northern District of Illinois alleging that the Bank, in one of its direct mail solicitations, violated Federal and state prohibitions against the mailing of unsolicited credit cards. Although this matter is at a preliminary stage, the Bank believes that it is without merit and the Bank intends to vigorously defend against all claims. While it is impossible to predict the outcome of this matter, the Bank believes that any liability arising from this matter will not have a material adverse effect on the Transferor's business or on the Receivables of the Trust.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                   PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

As of December 31, 1998, the number of holders of record identified by the Depository Trust Company for the respective Series is as follows:


Investor Certificate Description                                  Record Holders
--------------------------------------------------------------------------------
Series 1993-3                                                             10

Series 1994-4 Class A                                                     16
Series 1994-4 Class B                                                      3

Series 1994-6 Class A                                                     15
Series 1994-6 Class B                                                      4

Series 1994-7 Class A                                                     13
Series 1994-7 Class B                                                      5

Series 1994-8 Class A                                                      9
Series 1994-8 Class B                                                      3

Series 1995-1 Class A                                                     18

Series 1995-2 Class A                                                     17

Series 1995-5 Class A                                                     29
Series 1995-5 Class B                                                      2

Series 1995-6 Class A                                                      9
Series 1995-6 Class B                                                      5

Series 1996-1 Class A                                                     11
Series 1996-1 Class B                                                     12

Series 1996-2 Class A                                                     31
Series 1996-2 Class B                                                      3

Series 1996-4 Class A                                                     12
Series 1996-4 Class B                                                      3

Series 1996-6 Class A                                                     14
Series 1996-6 Class B                                                      7

Series 1996-8 Class A                                                     10
Series 1996-8 Class B                                                      4

Series 1997-1 Class A                                                     13
Series 1997-1 Class B                                                      5

Series 1997-2 Class A                                                     11
Series 1997-2 Class B                                                      6

Investor Certificate Description                                  Record Holders
--------------------------------------------------------------------------------

Series 1997-3 Class A                                                     17
Series 1997-3 Class B                                                      1

Series 1997-4 Class A                                                      8
Series 1997-4 Class B                                                      3

Series 1997-5 Class A                                                     14
Series 1997-5 Class B                                                      2

Series 1997-6 Class A                                                     67
Series 1997-6 Class B                                                     34

Series 1997-7 Class A                                                      6
Series 1997-7 Class B                                                      3

Series 1997-8 Class A                                                      8
Series 1997-8 Class B                                                      2

Series 1997-9 Class A                                                      4
Series 1997-9 Class B                                                      1

Series 1997-10 Class A                                                    30
Series 1997-10 Class B                                                     2

Series 1998-1 Class A                                                     35
Series 1998-1 Class B                                                      3

Series 1998-3 Class A                                                     11
Series 1998-3 Class B                                                      5

Series 1998-4 Class A                                                     21
Series 1998-4 Class B                                                      5

Series 1998-5 Class A                                                     12
Series 1998-5 Class B                                                      3

Series 1998-6 Class A                                                      3
Series 1998-6 Class B                                                      3

Series 1998-7 Class A                                                     14
Series 1998-7 Class B                                                      3

Series 1998-8 Class A                                                      1
Series 1998-8 Class B                                                      2

Series 1998-9 Class A                                                     37
Series 1998-9 Class B                                                     13

There is no established public market in which the Certificates are traded.

ITEM 6.   SELECTED FINANCIAL DATA

Not applicable

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BANK ONE continues to execute project plans established by its predecessor companies to assure Year 2000 readiness. Project costs are estimated to reach $350 million over the life of the project. Year 2000 costs incurred through year-end 1998 were approximately $235 million.

The inventory and assessment phase has been completed for all information and non-information technology. At December 31, 1998, 87% of BANK ONE's affected information technology applications were tested and returned to production. BANK ONE expects that all information technology applications, systems and equipment will be Year 2000 compliant by mid-1999. Ongoing facilities and equipment improvements are expected to result in Year 2000 readiness for non-information systems technology by mid-1999.

Year 2000 readiness is highly dependent on external entities and is not limited to operating risk. BANK ONE is working extensively with external entities to ensure that their systems will be Year 2000 compliant; however, BANK ONE bears risk and could be adversely affected if outside parties, such as customers, vendors, utilities and government agencies, do not appropriately address Year 2000 readiness issues. In addition, BANK ONE may have increased credit risk related to customers whose ability to repay debt is impaired due to Year 2000 readiness costs or risk or whose collateral becomes impaired due to lack of Year 2000 readiness.

Detailed contingency plans exist for critical business system applications to mitigate potential problems or delays associated with systems replacements or vendor delivery dates. Critical business processes have been identified, and the most reasonable recovery strategies have been selected. Contingency plans have been documented and validated for effectiveness. BANK ONE will continue to review and validate the scope and content of its contingency plans throughout 1999.

ITEM 7A.  QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Not applicable

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Not applicable

ITEM 11.  EXECUTIVE COMPENSATION

Not applicable

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) The following sets forth certain information believed by the Registrant to be accurate based on information provided to it concerning the beneficial ownership of investor certificates. Number of certificates identifies the number of $1,000 minimum denomination certificates beneficially owned by each such investor.


Beneficial owners of more than 5% of the Series 1993-3 investor certificates as of December 31, 1998, are as follows:

                                        NUMBER OF             % OF
                                      CERTIFICATES         OWNERSHIP
                                      ------------         -----------

Bank of New York (The)                   266,740              35.57%
925 Patterson Plank Rd.
Secaucus, NJ  07094

Chase Manhattan Bank                     264,555              35.27%
4 New York Plaza, 13th Floor
New York, NY  10004

State Street Bank and Trust Company      119,590              15.95%
Global Corp. Action Dept. JAB5W
P.P. Box 1631
Boston, MA  02105-1631


---------------------

Beneficial owners of more than 5% of the Series 1994-4 Class A and Class B investor certificates as of December 31, 1998, are as follows:

                                        NUMBER OF             % OF
                                      CERTIFICATES          OWNERSHIP
                                      ------------         -----------
CLASS A
-------

Bankers Trust Company                    121,965              16.79%
c/o BT Services Tennessee Inc.
648 Grassmere Park Drive
Nashville, TN  37211

Boston Safe Deposit and Trust Company    131,385              18.09%
c/o Mellon Bank N.A.
Three Mellon Bank Center
Room 153-3015
Pittsburgh, PA  15259

Chase Manhattan Bank                     219,670              30.24%
4 New York Plaza, 13th Floor
New York, NY  10004

Citibank, N.A.                            67,625               9.31%
P.O. Box 30576
Tampa, FL  33630-3576

State Street Bank and Trust Company       97,800              13.46%
Global Corp. Action Dept. JAB5W
P.P. Box 1631
Boston, MA  02105-1631


CLASS B
-------

Boston Safe Deposit and Trust Company     25,000              44.21%
c/o Mellon Bank N.A.
Three Mellon Bank Center
Room 153-3015
Pittsburgh, PA  15259

Bankers Trust / Investment Account         9,950              17.59%
16 Wall Street, 5th Floor
New York, NY  10005

Citibank, N.A.                            21,600              38.20%
P.O. Box 30576
Tampa, FL  33630-3576

--------------------------------------------

Beneficial owners of more than 5% of the Series 1994-6 Class A and Class B investor certificates as of December 31, 1998, are as follows:

                                         NUMBER OF             % OF
                                       CERTIFICATES          OWNERSHIP
                                       ------------          ---------
CLASS A
-------

Bank of New York (The)                    66,275               8.84%
925 Patterson Plank Road
Secaucus, NJ  07094

Bankers Trust Company                     49,800               6.64%
c/o BT Services Tennessee Inc.
648 Grassmere Park Drive
Nashville, TN  37211

Boston Safe Deposit and Trust Company    227,575              30.34%
c/o Mellon Bank N.A.
Three Mellon Bank Center
Room 153-3015
Pittsburgh, PA  15259

Chase Manhattan Bank                     230,650              30.75%
4 New York Plaza, 13th Floor
New York, NY  10004

Chase Manhattan Bank Correspondence       39,025               5.20%
Clearing Services
4 New York Plaza
New York, NY  10004

Citibank, N.A.                            63,000               8.40%
P.O. Box 30576
Tampa, FL  33630-3576

State Street Bank and Trust Company       53,600               7.15%
Global Corp. Action Dept. JAB5W
P.P. Box 1631
Boston, MA  02105-1361


CLASS B
-------

Boston Safe Deposit and Trust Company     16,480              28.23%
c/o Mellon Bank N.A.
Three Mellon Bank Center
Room 153-3015
Pittsburgh, PA  15259

Chase Manhattan Bank                       8,300              14.22%
4 New York Plaza, 13th Floor
New York, NY  10004

Citibank, N.A.                            31,600              54.13%
P.O. Box 30576
Tampa, FL  33630-3576


-------------------------

Beneficial owners of more than 5% of the Series 1994-7 Class A and Class B investor certificates as of December 31, 1998, are as follows:

CLASS A
-------
                                         NUMBER OF              % OF
                                       CERTIFICATES          OWNERSHIP
                                       ------------          ---------

Bank of New York (The)                   163,000              21.73%
925 Patterson Plank Road
Secaucus, NJ  07094

Bankers Trust Company                     97,700              13.03%
c/o BT Services Tennessee Inc.
648 Grassmere Park Drive
Nashville, TN  37211

Boston Safe Deposit and Trust Company     40,500               5.40%
c/o Mellon Bank N.A.
Three Mellon Bank Center
Room 153-3015
Pittsburgh, PA  15259

Chase Manhattan Bank                      60,500               8.07%
4 New York Plaza, 13th Floor
New York, NY  10004

Citibank, N.A.                            42,250               5.63%
P.O. Box 30576
Tampa, FL  33630-3576

Prudential Securities Custody             55,000               7.33%
c/o ADP Proxy Services
51 Mercedes Way
Edgewood, NY  11717

State Street Bank and Trust Company      206,350              27.51%
Global Corp. Action Dept. JAB5W
P.P. Box 1631
Boston, MA  02105-1631


CLASS B
-------

Bankers Trust Company                     18,735              31.90%
c/o BT Services Tennessee Inc.
648 Grassmere Park Drive
Nashville, TN  37211

Boston Safe Deposit and Trust Company      5,000               8.51%
c/o Mellon Bank N.A.
Three Mellon Bank Center
Room 153-3015
Pittsburgh, PA  15259

Chase Manhattan Bank                       5,000               8.51%
4 New York Plaza, 13th Floor
New York, NY  10004

Fuji Bank and Trust Company (The)         25,000              42.57%
2 World Trade Center, 81st Floor
New York, NY  10048

Harris Trust & Savings Bank                5,000               8.51%
Proxy Operations
111 West Monroe Street LLE
Chicago, IL  60603

---------------------------------

Beneficial owners of more than 5% of the Series 1994-8 Class A and Class B investor certificates as of December 31, 1998, are as follows:

                                         NUMBER OF             % OF
                                       CERTIFICATES          OWNERSHIP
                                       ------------          ---------

CLASS A
-------

Bank of New York (The)                    60,500              12.10%
925 Patterson Plank Rd.
Secaucus, NJ  07094

Chase Manhattan Bank                     173,700              34.74%
4 New York Plaza, 13th Floor
New York, NY  10004

Citibank, N.A.                            55,000              11.00%
P.O. Box 30576
Tampa, FL  33630-3576

Fuji Bank and Trust Company (The)         35,000               7.00%
2 World Trade Center, 81st Floor
New York, NY  10048

Northern Trust Company (The)              25,000               5.00%
801 S. Canal C-IN
Chicago, IL  60607

State Street Bank and Trust Company      149,300              29.86%
Global Corp. Action Dept. JAB5W
P.P. Box 1631
Boston, MA  02105-1631


CLASS B
-------

Bank of New York (The)                    10,000              25.54%
925 Patterson Plank Road
Secaucus, NJ  07094

Boston Safe Deposit and Trust Company      8,657              22.11%
c/o Mellon Bank N.A.
Three Mellon Bank Center
Room 153-3015
Pittsburgh, PA  15259

Citibank, N.A.                            20,500              52.35%
P.O. Box 30576
Tampa, FL  33630-3576

---------------------------------

Beneficial owners of more than 5% of the Series 1995-1 Class A investor certificates as of December 31, 1998, are as follows:

                                         NUMBER OF             % OF
                                       CERTIFICATES          OWNERSHIP
                                       ------------          ---------

CLASS A
-------

Bankers Trust Company                     86,690               8.67%
c/o BT Services Tennessee Inc.
648 Grassmere Park Drive
Nashville, TN  37211

Barclays Global Investors, N.A.          100,000              10.00%
45 Fremont Street, 33rd Floor
San Francisco, CA  94105

Chase Manhattan Bank                     497,320              49.73%
4 New York Plaza, 13th Floor
New York, NY  10004

Northern Trust Company (The)              95,000               9.50%
801 S. Canal C-IN
Chicago, IL  60607

Prudential Securities Custody             95,000               9.50%
c/o ADP Proxy Services
51 Mercedes Way
Edgewood, NY  11717


---------------------------------

Beneficial owners of more than 5% of the Series 1995-2 Class A investor certificates as of December 31, 1998, are as follows:

                                         NUMBER OF             % OF
                                       CERTIFICATES          OWNERSHIP
                                       ------------          ---------

CLASS A
-------

Bank of New York (The)                    46,700               7.08%
925 Patterson Plank Road
Secaucus, NJ  07094

Bankers Trust Company                    143,025              21.67%
c/o BT Services Tennessee Inc.
648 Grassmere Park Drive
Nashville, TN  37211

Chase Manhattan Bank                     181,114              27.44%
4 New York Plaza, 13th Floor
New York, NY  10004

Citibank, N.A.                            57,950               8.78%
P.O. Box 30576
Tampa, FL  33630-3576

Fuji Bank and Trust Company (The)         40,000               6.06%
2 World Trade Center, 81st Floor
New York, NY  10048

Merrill Lynch, Pierce, Fenner & Smith,    39,000               5.91%
 Inc.
- Debt. Sec.
4 Corporate Place
Corporate Park 287
Piscataway, NJ  08855

State Street Bank and Trust Company       35,445               5.37%
Global Corp. Action Dept. JAB5W
P.P. Box 1631
Boston, MA  02105-1631

-----------------------------------------

Beneficial owners of more than 5% of the Series 1995-5 Class A and Class B investor certificates as of December 31, 1998, are as follows:

                                         NUMBER OF             % OF
                                       CERTIFICATES          OWNERSHIP
                                       ------------          ---------

CLASS A
-------

Bank of New York (The)                    62,895              12.58%
925 Patterson Plank Road
Secaucus, NJ  07094

Bankers Trust Company                    126,535              25.31%
c/o BT Services Tennessee Inc.
648 Grassmere Park Drive
Nashville, TN  37211

Chase Manhattan Bank                     117,389              23.48%
4 New York Plaza, 13th Floor
New York, NY  10004

Citibank N.A.                             63,205              12.64%
P.O. Box 30576
Tampa, FL  33630-3576

Northern Trust Company (The)              35,705               7.14%
801 S. Canal C-IN
Chicago, IL  60607

State Street Bank and Trust Company       58,656              11.73%
Global Corp. Action Dept. JAB5W
P.P. Box 1631
Boston, MA  02105-1631


CLASS B
-------

Chase Manhattan Bank                      10,180              22.53%
4 New York Plaza, 13th Floor
New York, NY  10004

NDB Bank Municipal Bond Department        35,000              77.47%
Attention: Securities Department
611 Woodward Avenue
Detroit, MI  48226

-------------------------------------------

Beneficial owners of more than 5% of the Series 1995-6 Class A and Class B investor certificates as of December 31, 1998, are as follows:


                                        NUMBER OF             % OF
                                      CERTIFICATES          OWNERSHIP
                                      ------------          ---------

CLASS A
-------

Bank of New York (The)                   351,000              28.19%
925 Patterson Plank Road
Secaucus, NJ  07094

Bankers Trust Company                    137,255              11.02%
c/o BT Services Tennessee Inc.
648 Grassmere Park Drive
Nashville, TN  37211

Boston Safe Deposit and Trust Company     91,500               7.35%
c/o Mellon Bank N.A.
Three Mellon Bank Center
Room 153-3015
Pittsburgh, PA  15259

Chase Manhattan Bank                     186,890              15.01%
4 New York Plaza, 13th Floor
New York, NY  10004

Chase Manhattan Bank, Trust              229,500              18.43%
4 New York Plaza, 13th Floor
New York, NY  10004

State Street Bank and Trust Company      241,355              19.39%
Global Corp. Action Dept. JAB5W
P.P. Box 1631
Boston, MA  02105-1631

CLASS B
-------


Chase Manhattan Bank                      46,000              40.89%
4 New York Plaza, 13th Floor
New York, NY  10004

NDB Bank Municipal Bond Department        25,000              22.22%
Attention: Securities Department
611 Woodward Avenue
Detroit, MI  48226

Swiss American Securities Inc.            33,000              29.33%
100 Wall Street
New York, NY  10005

------------------
Beneficial owners of more than 5% of the Series 1996-1 Class A and Class B investor certificates as of December 31, 1998, are as follows:

                                        NUMBER OF              % OF
                                      CERTIFICATES           OWNERSHIP
                                      ------------           ---------

CLASS A
-------

Bank of New York (The)                    79,715              10.63%
925 Patterson Plank Road
Secaucus, NJ  07094

Bankers Trust Company                    139,775              18.64%
c/o BT Services Tennessee Inc.
648 Grassmere Park Drive
Nashville, TN  37211

Boston Safe Deposit and Trust Company    100,000              13.33%
c/o Mellon Bank N.A.
Three Mellon Bank Center
Room 153-3015
Pittsburgh, PA  15259

Chase Manhattan Bank                     105,000              14.00%
4 New York Plaza, 13th Floor
New York, NY  10004

Citibank, N.A.                            50,000               6.67%
P.O. Box 30576
Tampa, FL  33630-3576

Northern Trust Company (The)              53,000               7.07%
801 S. Canal C-IN
Chicago, IL  60607

State Street Bank and Trust Company      161,760              21.59%
Global Corp. Action Dept. JAB5W
P.P. Box 1631
Boston, MA  02105-1631


CLASS B
-------

Boston Safe Deposit and Trust Company      5,000               7.38%
c/o Mellon Bank N.A.
Three Mellon Bank Center
Room 153-3015
Pittsburgh, PA  15259

Chase Manhattan Bank                      23,720              35.00%
4 New York Plaza, 13th Floor
New York, NY  10004

Citibank N.A.                             15,000              22.13%
P.O. Box 30576
Tampa, FL  33630-3576

Harris Trust & Savings Bank                5,000               7.38%
Proxy Operations
111 West Monroe Street LLE
Chicago, IL  60603

SSB-Bank Portfolio                        10,000              14.76%
225 Franklin Street
Boston, MA  02110

-----------------------------------------

Beneficial owners of more than 5% of the Series 1996-2 Class A and Class B investor certificates as of December 31, 1998, are as follows:

                                         NUMBER OF             % OF
                                       CERTIFICATES          OWNERSHIP
                                       ------------          ---------

CLASS A
-------

BNY/ITC--Dealers Clearance Special        40,000               6.67%
c/o N.A. Schapiro & Co. Inc.
One Chase Manhattan Plaza, 58th Floor
New York, NY  10005

Chase Manhattan Bank                      94,870              15.81%
4 New York Plaza, 13th Floor
New York, NY  10004

Chase Manhattan Bank Correspondence       78,667              13.11%
Clearing Services
4 New York Plaza
New York , NY  10004

Chase Manhattan Bank, Trust              117,798              19.63%
4 New York Plaza,  13th Floor
New York, NY  10004

IBJ Whitehall Bank & Trust Company        44,320               7.39%
One State Street Plaza
New York, NY  10004

J.P. Morgan Securities Inc., SL           87,506              14.58%
60 Wall Street, 6th Floor
New York, NY  10260

State Street Bank and Trust Company       45,835               7.64%
Global Corp. Action Dept. JAB5W
P.O. Box 1631
Boston, MA  02105-1631


CLASS B
-------

Boston Safe Deposit and Trust Company     29,300              53.96%
c/o Mellon Bank N.A.
Three Mellon Bank Center
Room 153-3015
Pittsburgh, PA  15259

Brown Brothers Harriman & Co.              20,000             36.83%
63 Wall Street, 8th Floor
New York, NY  10005

Citibank, N.A.                              5,000              9.21%
P.O. Box 30576
Tampa, FL  33630-3576


----------------------------------------
Beneficial owners of more than 5% of the Series 1996-4 Class A and Class B investor certificates as of December 31, 1998, are as follows:

                                         NUMBER OF             % OF
                                       CERTIFICATES          OWNERSHIP
                                       ------------          ---------

CLASS A
-------

Bank of New York (The)                   109,590              21.92%
925 Patterson Plank Road
Secaucus, NJ  07094

Bankers Trust Company                     70,410              14.08%
c/o BT Services Tennessee Inc.
648 Grassmere Park Drive
Nashville, TN  37211

Chase Manhattan Bank                      57,000              11.40%
4 New York Plaza, 13th Floor
New York, NY  10004

Chase Manhattan Bank Correspondence       25,000               5.00%
Clearing Services
4 New York Plaza
New York, NY  10004

Citibank, N.A.                            68,000              13.60%
P.O. Box 30576
Tampa, FL  33630-3576

DB Clearing Services                      46,700               9.34%
(Deutsche Morgan Grenfell)
175 Water Street
New York, NY  10038

Harris Trust & Savings Bank               69,300              13.86%
Proxy Operations
111 West Monroe Street LLE
Chicago, IL  60603

CLASS B
-------

ABN AMRO Incorporated/Bond Trading        26,930              59.61%
181 W. Madison
Chicago, IL  60603

Boston Safe Deposit and Trust Company     16,050              35.52%
c/o Mellon Bank N.A.
Three Mellon Bank Center
Room 153-3015
Pittsburgh, PA  15259


------------------------
Beneficial owners of more than 5% of the Series 1996-6 Class A and Class B investor certificates as of December 31, 1998, are as follows:

                                       NUMBER OF             % OF
                                      CERTIFICATES          OWNERSHIP
                                      ------------          ---------

CLASS A
-------

Bank of New York (The)                   131,662              15.26%
925 Patterson Plank Road
Secaucus, NJ  07094

Chase Bank of Texas, N.A.                397,230              46.05%
P.O. Box 2558
Houston, TX  77252-2558

Chase Manhattan Bank                     183,408              21.26%
4 New York Plaza, 13th Floor
New York, NY  10004

Swiss American Securities Inc.            66,000               7.65%
100 Wall Street
New York, NY  10005

CLASS B
-------

Bank of New York (The)                    10,000              12.82%
925 Patterson Plank Road
Secaucus, NJ  07094

Chase Manhattan Bank                      28,230              36.19%
4 New York Plaza, 13th Floor
New York, NY  10004

NDB Bank Municipal Bond Department         5,000               6.41%
Attention: Securities Department
611 Woodward Avenue
Detroit, MI  48226

Nomura International Trust Company        10,342              13.26%
10 Exchange Place, Suite 1606
Jersey City, NJ  07302

Swiss American Securities Inc.            23,178              29.72%
100 Wall Street
New York,  NY  10005

-----------------------------------------
Beneficial owners of more than 5% of the Series 1996-8 Class A and Class B investor certificates as of December 31, 1998, are as follows:

                                       NUMBER OF              % OF
                                      CERTIFICATES          OWNERSHIP
                                      ------------          ---------

CLASS A
-------

Chase Manhattan Bank                      43,000              10.75%
4 New York Plaza, 13th Floor
New York, NY  10004

Citibank N.A.                            129,200              32.30%
P.O. Box 30576
Tampa, FL  33630-3576

Marine/Treasury Investments               35,000               8.75%
140 Broadway-Level A
New York, NY  10015

Morgan Stanley & Co. Incorporated         20,800               5.20%
One Pierrepont Plaza, 7th Floor
Brooklyn, NY  11201

Warburg Dillon Read LLC                  141,500              35.38%
677 Washington Blvd.
Stamford, CT  06901


CLASS B
-------

Bank of New York (The)                    20,400              56.35%
925 Patterson Plank Road
Secaucus, NJ  07094

Boston Safe Deposit and Trust Company      4,800              13.26%
c/o Mellon Bank N.A.
Three Mellon Bank Center
Room 153-3015
Pittsburgh, PA  15259

Chase Manhattan Bank                       6,000              16.58%
4 New York Plaza, 13th Floor
New York, NY  10004

Citibank, N.A.                             5,000              13.81%
P.O. Box 30576
Tampa, FL  33630-3576

-----------------------------------------
Beneficial owners of more than 5% of the Series 1997-1 Class A and Class B investor certificates as of December 31, 1998, are as follows:

                                         NUMBER OF             % OF
                                       CERTIFICATES          OWNERSHIP
                                       ------------          ---------

CLASS A
-------

Bank of New York (The)                    59,745               7.97%
925 Patterson Plank Road
Secaucus, NJ  07094

Boston Safe Deposit and Trust Company    124,196              16.56%
c/o Mellon Bank N.A.
Three Mellon Bank Center
Room 153-3015
Pittsburgh, PA  15259

Chase Manhattan Bank                     123,500              16.47%
4 New York Plaza, 13th Floor
New York, NY  10004

Citibank, N.A.                           169,500              22.60%
P.O. Box 30576
Tampa, FL  33630-3576

Marine/Treasury Investments               51,228               6.83%
140 Broadway - Level A
New York, NY  10015

Swiss American Securities Inc.            44,500               5.93%
100 Wall Street
New York, NY  10005


CLASS B
-------

Bankers Trust Company                     27,490              40.56%
c/o BT Services Tennessee Inc.
648 Grassmere Park Road
Nashville, TN  37211

Chase Manhattan Bank                      35,000              51.65%
4 New York Plaza, 13th Floor
New York, NY  10004

Nomura International Trust Company         4,200               6.20%
10 Exchange Place, Suite 1606
Jersey City, NJ  07302

-----------------------------------------
Beneficial owners of more than 5% of the Series 1997-2 Class A and Class B investor certificates as of December 31, 1998, are as follows:

                                         NUMBER OF             % OF
                                       CERTIFICATES          OWNERSHIP
                                       ------------          ---------

CLASS A
-------

Bank of New York (The)                    62,000              12.40%
925 Patterson Plank Road
Secaucus, NJ  07094

Bankers Trust Company                     25,000               5.00%
c/o BT Services Tennessee Inc.
648 Grassmere Park Drive
Nashville, TN  37211

Boston Safe Deposit and Trust Company     86,674              17.33%
c/o Mellon Bank N.A.
Three Mellon Bank Center
Room 153-3015
Pittsburgh, PA  15259

Chase Manhattan Bank                     135,000              27.00%
4 New York Plaza, 13th Floor
New York, NY  10004

Citibank, N.A.                            60,000              12.00%
P.O. Box 30576
Tampa, FL  33630-3576

Marine/Treasury Investments               47,959               9.59%
140 Broadway - Level A
New York, NY  10015


CLASS B
-------

ABN AMRO Incorporated/Bond Trading        10,000              22.13%
181 W. Madison
Chicago, IL  60603

Bankers Trust Company                     28,630              63.37%
c/o BT Services Tennessee Inc.
648 Grassmere Park Drive
Nashville, TN  37211

Nomura International Trust Company         4,000               8.85%
10 Exchange Place, Suite 1606
Jersey City, NJ  07302


-----------------------------------------

Beneficial owners of more than 5% of the Series 1997-3 Class A and Class B investor certificates as of December 31, 1998, are as follows:

                                        NUMBER OF             % OF
                                      CERTIFICATES          OWNERSHIP
                                      ------------          ---------

CLASS A
-------

Chase Manhattan Bank                      56,700              11.34%
4 New York Plaza, 13th Floor
New York, NY  10004

Citibank, N.A.                            25,000               5.00%
P.O. Box 30576
Tampa, FL  33630-3576

Northern Trust Company (The)              95,000              19.00%
801 S. Canal C-IN
Chicago, IL  60607

State Street Bank and Trust Company      253,875              50.78%
Global Corp. Action Dept. JAB5W
P.P. Box 1631
Boston, MA  02105-1631


CLASS B
-------

Chase Manhattan Bank/Chemical             45,180             100.00%
4 New York Plaza, 13th Floor
New York, NY  10004


-----------------------------------------

Beneficial owners of more than 5% of the Series 1997-4 Class A and Class B investor certificates as of December 31, 1998, are as follows:

                                        NUMBER OF             % OF
                                      CERTIFICATES          OWNERSHIP
                                      ------------          ---------

CLASS A
-------

Banque Nationale de Paris, New York       33,500                6.70%
Branch
200 Liberty Street, 20th Floor
New York, NY  10281

Boston Safe Deposit and Trust Company    100,000              20.00%
c/o Mellon Bank N.A.
Three Mellon Bank Center
Room 153-3015
Pittsburgh, PA  15259

Chase Bank of Texas, N.A.                142,500              28.50%
P.O. Box 2558
Houston, TX  77252-2558

Chase Manhattan Bank                     143,500              28.70%
4 New York Plaza, 13th Floor
New York, NY  10004

DB Clearing Services                      52,000              10.40%
(Deutsche Morgan Grenfell)
175 Water Street
New York, NY  10038


CLASS B
-------

Bankers Trust Company                     20,000              44.27%
c/o BT Services Tennessee Inc.
648 Grassmere Park Drive
Nashville, TN  37211

Chase Manhattan Bank                      20,180              44.66%
4 New York Plaza, 13th Floor
New York, NY  10004

Citibank, N.A.                             5,000              11.07%
P.O. Box 30576
Tampa, FL  33630-3576


-----------------------------------------

Beneficial owners of more than 5% of the Series 1997-5 Class A and Class B investor certificates as of December 31, 1998, are as follows:

                                        NUMBER OF             % OF
                                      CERTIFICATES          OWNERSHIP
                                      ------------          ---------

CLASS A
-------

Bank of New York (The)                   100,495              15.46%
925 Patterson Plank Road
Secaucus, NJ  07094

The Bank of New York/Barclays DeZoete     32,640               5.02%
Wedd Securities
One Wall Street, 4th Floor
New York, NY  10286

Chase Bank of Texas, N.A.                 99,225              15.27%
P.O. Box 2558
Houston, TX  77252-2558

Chase Manhattan Bank                      50,500               7.77%
4 New York Plaza, 13th Floor
New York, NY  10004

Citibank, N.A.                           120,000              18.46%
P.O. Box 30576
Tampa, FL  33630-3576

State Street Bank and Trust Company       94,630              14.56%
Global Corp. Action Dept. JAB5W
P.P. Box 1631
Boston, MA  02105-1631


CLASS B
-------

Boston Safe Deposit and Trust Company     22,735              38.71%
c/o Mellon Bank N.A.
Three Mellon Bank Center
Room 153-3015
Pittsburgh, PA  15259

Chase Manhattan Bank                      36,000              61.29%
4 New York Plaza, 13th Floor
New York, NY  10004


-----------------------------------------

Beneficial owners of more than 5% of the Series 1997-6 Class A and Class B investor certificates as of December 31, 1998, are as follows:

                                        NUMBER OF             % OF
                                      CERTIFICATES          OWNERSHIP
                                      ------------          ---------

CLASS A
-------

Bank of New York (The)                   150,429              11.57%
925 Patterson Plank Road
Secaucus, NJ  07094

Bankers Trust Company                    162,451              12.50%
c/o BT Services Tennessee In.
648 Grassmere Park Drive
Nashville, TN  37211

Boston Safe Deposit and Trust Company     88,080               6.78%
c/o Mellon Bank N.A.
Three Mellon Bank Center
Room 153-3015
Pittsburgh, PA  15259

Chase Manhattan Bank                     315,340              24.26%
4 New York Plaza, 13th Floor
New York, NY  10004

State Street Bank and Trust Company      147,095              11.32%
Global Corp. Action Dept. JAB5W
P.P. Box 1631
Boston, MA  02105-1631


CLASS B
-------

Bank of New York (The)                    64,204              54.66%
925 Patterson Plank Road
Secaucus, NJ  07094

Boston Safe Deposit and Trust Company      8,340               7.10%
c/o Mellon Bank N.A.
Three Mellon Bank Center
Room 153-3015
Pittsburgh, PA  15259


-----------------------------------------

Beneficial owners of more than 5% of the Series 1997-7 Class A and Class B investor certificates as of December 31, 1998, are as follows:


                                        NUMBER OF             % OF
                                      CERTIFICATES          OWNERSHIP
                                      ------------          --------------

CLASS A
-------

Bank of New York (The)                   327,500              65.50%
925 Patterson Plank Road
Secaucus, NJ  07094

Chase Manhattan Bank                      67,000              13.40%
4 New York Plaza, 13th Floor
New York, NY  10004

Merrill Lynch, Pierce, Fenner & Smith,   100,000              20.00%
Inc. - Debt Sec.
4 Corporate Place
Corporate Park 287
Piscataway, NJ  08855


CLASS B
-------

Bankers Trust Company                     35,930              79.53%
c/o BT Services Tennessee Inc.
648 Grassmere Park Drive
Nashville, TN  37211

Boston Safe Deposit and Trust Company      9,000              19.92%
c/o Mellon Bank N.A.
Three Mellon Bank Center
Room 153-3015
Pittsburgh, PA  15259


-----------------------------------------

Beneficial owners of more than 5% of the Series 1997-8 Class A and Class B investor certificates as of December 31, 1998, are as follows:

                                        NUMBER OF             % OF
                                      CERTIFICATES          OWNERSHIP
                                      ------------          ---------

CLASS A
-------

Chase Bank of Texas, N.A.                206,200              26.44%
P.O. Box 2558
Houston, TX  77252-2558

Chase Manhattan Bank                     110,400              14.15%
4 New York Plaza, 13th Floor
New York, NY  10004

Chase Manhattan Bank, Trust              370,500              47.50%
4 New York Plaza, 13th Floor
New York, NY 10004


CLASS B
-------

Bankers Trust Company                     50,482              71.62%
c/o BT Services Tennessee Inc.
648 Grassmere Park Drive
Nashville, TN  37211

State Street Bank and Trust Company       20,000              28.38%
Global Corp. Action Dept. JAB5W
P.P. Box 1631
Boston, MA  02105-1631


-----------------------------------------

Beneficial owners of more than 5% of the Series 1997-9 Class A and Class B investor certificates as of December 31, 1998, are as follows:

                                        NUMBER OF             % OF
                                      CERTIFICATES          OWNERSHIP
                                      ------------          ----------

CLASS A
-------

Bank of New York (The)                   360,155              72.03%
925 Patterson Plank Road
Secaucus, NJ  07094

Bankers Trust Company                    70,000               14.00%
c/o BT Services Tennessee Inc.
648 Grassmere Park Drive
Nashville, TN  37211

Chase Manhattan Bank                     44,000                8.80%
4 New York Plaza, 13th Floor
New York, NY  10004

Morgan Stanley & Co. Incorporated        25,845                5.17%
One Pierrepont Plaza, 7th Floor
Brooklyn, NY  11201


CLASS B
-------

Bankers Trust Company                    45,180              100.00%
c/o BT Services Tennessee Inc.
648 Grassmere Park Drive
Nashville, TN  37211


-----------------------------------------

Beneficial owners of more than 5% of the Series 1997-10 Class A and Class B investor certificates as of December 31, 1998, are as follows:

                                        NUMBER OF             % OF
                                      CERTIFICATES          OWNERSHIP
                                      ------------          ---------

CLASS A
-------

Bankers Trust Company                    153,895              21.99%
c/o BT Services Tennessee Inc.
648 Grassmere Park Drive
Nashville, TN  37211

Boston Safe Deposit and Trust Company     67,690               9.67%
c/o Mellon Bank N.A.
Three Mellon Bank Center
Room 153-3015
Pittsburgh, PA  15259

Chase Manhattan Bank                     201,600              28.80%
4 New York Plaza, 13th Floor
New York, NY  10004

Citibank, N.A.                            53,500               7.64%
P.O. Box 30576
Tampa, FL  33630-3576

State Street Bank and Trust Company      167,125              23.88%
Global Corp. Action Dept. JAB5W
P.P. Box 1631
Boston, MA  02105-1631


CLASS B
-------

Boston Safe Deposit and Trust Company     10,000              15.81%
c/o Mellon Bank N.A.
Three Mellon Bank Center
Room 153-3015
Pittsburgh, PA  15259

Swiss American Securities Inc.            53,253              84.19%
100 Wall Street
New York, NY  10005


-----------------------------------------

Beneficial owners of more than 5% of the Series 1998-1 Class A and Class B investor certificates As of December 31, 1998, are as follows:

                                        NUMBER OF             % OF
                                      CERTIFICATES          OWNERSHIP
                                      ------------          ---------
CLASS A
-------

Bank of New York (The)                    52,800               7.54%
925 Patterson Plank Rd.
Secaucus, NJ  07094

Bankers Trust Company                    123,000              17.57%
c/o BT Services Tennessee, Inc.
648 Grassmere Park Drive
Nashville, TN  37211

BNY/ITC-Dealers Clearance Special         50,000               7.14%
c/o N.A. Schapiro & Co. In.
One Chase Manhattan Plaza, 58th Floor
New York, NY  10005

Chase Manhattan Bank                     310,275              44.33%
4 New York Plaza, 13th Floor
New York, NY  10004

Citibank, N.A.                            70,700              10.10%
P.O. Box 30576
Tampa, FL  33630-3576


CLASS B
-------

Bankers Trust Company                     46,253              73.12%
c/o BT Services Tennessee, Inc.
648 Grassmere Park Drive
Nashville, TN  37211

Chase Manhattan Bank                      12,000              18.97%
4 New York Plaza, 13th Floor
New York, NY  10004

SSB - Bank Portfolio                       5,000               7.91%
225 Franklin Street
Boston, MA  02110


-----------------------------------------

Beneficial owners of more than 5% of the Series 1998-3 Class A and Class B investor certificates as of December 31, 1998, are as follows:

                                         NUMBER OF             % OF
                                       CERTIFICATES          OWNERSHIP
                                       ------------          ---------

CLASS A
-------

Bank of New York (The)                   146,500              18.31%
925 Patterson Plank Road
Secaucus, NJ  07094

Bankers Trust Company                     80,400              10.05%
c/o BT Services Tennessee Inc.
648 Grassmere Park Drive
Nashville, TN  37211

Boston Safe Deposit and Trust Company    236,500              29.56%
c/o Mellon Bank N.A.
Three Mellon Bank Center
Room 153-3015
Pittsburgh, PA  15259

Chase Manhattan Bank                     274,400              34.30%
4 New York Plaza, 13th Floor
New York, NY  10004


CLASS B
-------

Boston Safe Deposit and Trust Company     10,289              14.23%
c/o Mellon Bank N.A.
Three Mellon Bank Center
Room 153-3015
Pittsburgh, PA  15259

BT Alex. Brown Incorporated-CP             5,000               6.92%
130 Liberty Street, 32nd Floor
New York, NY  10006

Chase Manhattan Bank                      10,000              13.83%
4 New York Plaza, 13th Floor
New York, NY  10004

Citibank, N.A.                            25,000              34.58%
P.O. Box 30576
Tampa, FL  33630-3576

SSB-Bank Portfolio                         22,000              30.43%
225 Franklin Street
Boston, MA  02110



---------------------------------

Beneficial owners of more than 5% of the Series 1998-4 Class A and Class B investor certificates as of December 31, 1998, are as follows:

                                         NUMBER OF             % OF
                                       CERTIFICATES          OWNERSHIP
                                       ------------          ---------

CLASS A
-------

Bank of New York (The)                    47,250               6.75%
925 Patterson Plank Road
Secaucus, NJ  07094

Bankers Trust Company                    146,825              20.98%
c/o BT Services Tennessee Inc.
648 Grassmere Park Drive
Nashville, TN  37211

Banque Nationale de Paris, New York       50,000               7.14%
Branch
200 Liberty Street, 20th Floor
New York, NY  10281

Boston Safe Deposit and Trust Company     50,000               7.14%
c/o Mellon Bank N.A.
Three Mellon Bank Center
Room 153-3015
Pittsburgh, PA  15259

Chase Manhattan Bank                     167,880              23.98%
4 New York Plaza, 13th Floor
New York, NY  10004

Citibank, N.A.                           206,900              29.56%
P.O. Box 30576
Tampa, FL  33630-3576

CLASS B
-------


Bankers Trust Company                     25,253              39.92%
c/o BT Services Tennessee Inc.
648 Grassmere Park Drive
Nashville, TN  37211

Boston Safe Deposit and Trust Company     25,000              39.52%
c/o Mellon Bank N.A.
Three Mellon Bank Center
Room 153-3015
Pittsburgh, PA  15259

Chase Manhattan Bank                       5,000               7.90%
4 New York Plaza, 13th Floor
New York, NY  10004

Citibank, N.A.                             6,000               9.49%
P.O. Box 30576
Tampa, FL  33630-3576

-------------------------------------------

Beneficial owners of more than 5% of the Series 1998-5 Class A and Class B investor certificates as of December 31, 1998, are as follows:

                                         NUMBER OF             % OF
                                       CERTIFICATES          OWNERSHIP
                                       ------------          ----------

CLASS A
-------

Bank of New York (The)                    65,000              10.00%
925 Patterson Plank Road
Secaucus, NJ  07094

Bankers Trust Company                     38,100               5.86%
c/o BT Services Tennessee Inc.
648 Grassmere Park Drive
Nashville, TN  37211

Boston Safe Deposit and Trust Company     93,500              14.38%
c/o Mellon Bank N.A.
Three Mellon Bank Center
Room 153-3015
Pittsburgh, PA  15259

Chase Manhattan Bank                      63,600               9.78%
4 New York Plaza, 13th Floor
New York, NY  10004

Citibank, N.A.                            62,900               9.68%
P.O. Box 30576
Tampa, FL  33630-3576

State Street Bank and Trust Company      291,000              44.77%
Global Corp. Action Dept. JAB5W
P.P. Box 1631
Boston, MA  02105-1631


CLASS B
-------

Bankers Trust Company                     33,735              57.44%
c/o BT Services Tennessee Inc.
648 Grassmere Park Drive
Nashville, TN  37211

Boston Safe Deposit and Trust Company     20,000              34.05%
c/o Mellon Bank N.A.
Three Mellon Bank Center
Room 153-3015
Pittsburgh, PA  15259

Citibank, N.A.                             5,000               8.51%
P.O. Box 30576
Tampa, FL  33630-3576

-----------------------------------------


Beneficial owners of more than 5% of the Series 1998-6 Class A and Class B investor certificates as of December 31, 1998, are as follows:

                                         NUMBER OF             % OF
                                       CERTIFICATES          OWNERSHIP
                                       ------------          ---------

CLASS A
-------

Chase Bank of Texas, N.A.                265,000              33.13%
P.O. Box 2558
Houston, TX  77252-2558

First Union National Bank                500,000              62.50%
1525 West W.T.
Harris Blvd. 3A4
Charlotte, NC  28288


CLASS B
-------

Bankers Trust Company                     42,000              58.10%
c/o BT Services Tennessee Inc.
648 Grassmere Park Drive
Nashville, TN  37211

Chase Manhattan Bank                      30,000              41.50%
4 New York Plaza, 13th Floor
New York, NY  10004

-----------------------------------------

Beneficial owners of more than 5% of the Series 1998-7 Class A and Class B investor certificates as of December 31, 1998, are as follows:

                                         NUMBER OF             % OF
                                       CERTIFICATES          OWNERSHIP
                                       ------------          ---------

CLASS A
-------

Bank of New York (The)                   121,350              16.18%
925 Patterson Plank Road
Secaucus, NJ  07094

Bankers Trust Company                     78,000              10.40%
c/o BT Services Tennessee Inc.
648 Grassmere Park Drive
Nashville, TN  37211

Boston Safe Deposit and Trust Company    135,000              18.00%
c/o Mellon Bank N.A.
Three Mellon Bank Center
Room 153-3015
Pittsburgh, PA  15259

Citibank, N.A.                            58,500               7.80%
P.O. Box 30576
Tampa, FL  33630-3576

Harris Trust & Savings Bank               46,750               6.23%
Proxy Operations
111 West Monroe Street LLE
Chicago, IL  60603

State Street Bank and Trust Company      174,150              23.22%
Global Corp. Action Dept. JAB5W
P.P. Box  1631
Boston, MA  02105-1631


CLASS B
-------

Chase Manhattan Bank                      24,000              35.41%
4 New York Plaza, 13th Floor
New York, NY  10004

Citibank, N.A.                            25,000              36.89%
P.O. Box 30576
Tampa, FL  33630-3576

Salomon Smith Barney Inc./Salomon         18,770              27.70%
Brothers
333 W. 34th Street, 3rd Floor
New York, NY  10001

-----------------------------------------

Beneficial owners of more than 5% of the Series 1998-8 Class A and Class B investor certificates as of December 31, 1998, are as follows:

                                         NUMBER OF             % OF
                                       CERTIFICATES          OWNERSHIP
                                       ------------          ---------

CLASS A
-------

SSB-Trust Custody                        500,000             100.00%
225 Franklin Street, M4
Boston, MA  02110


CLASS B
-------

Bankers Trust Company                     42,180              93.36%
c/o BT Services Tennessee Inc.
648 Grassmere Park Drive
Nashville, TN  37211

Harris Trust & Savings Bank                3,000               6.64%
Proxy Operations
111 West Monroe Street LLE
Chicago, IL  60603


-------------------------------------------

Beneficial owners of more than 5% of the Series 1998-9 Class A and Class B investor certificates as of December 31, 1998, are as follows:

                                         NUMBER OF             % OF
                                       CERTIFICATES          OWNERSHIP
                                       ------------          ---------

CLASS A
-------

Bank of New York (The)                    87,025              13.39%
925 Patterson Plank Road
Secaucus, NJ  07094

Bankers Trust Company                    269,950              41.53%
c/o BT Services Tennessee Inc.
648 Grassmere Park Drive
Nashville, TN  37211

Chase Manhattan Bank                      51,125               7.86%
4 New York Plaza, 13th Floor
New York, NY  10004

Citibank, N.A.                            33,250               5.12%
P.O. Box 30576
Tampa, FL  33630-3576


CLASS B
-------

Bank of New York (The)                    17,098              38.14%
925 Patterson Plank Road
Secaucus, NJ  07094

Boston Safe Deposit and Trust Company      2,475               5.52%
c/o Mellon Bank, N.A.
Three Mellon Bank Center
Room 153-3015
Pittsburgh, PA  15259

Chase Manhattan Bank                      10,070              22.46%
4 New York Plaza, 13th Floor
New York, NY  10004

Citibank, N.A.                             7,355              16.41%
P.O. Box 30576
Tampa, FL  33630-3576

Northern Trust Company (The)               2,750               6.13%
801 S. Canal C-IN
Chicago, IL  60607

-----------------------------------------


(b)    Not applicable


(c)    Not applicable


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
          ON FORM 8-K

(a)       The following documents are filed as part of this Report:

          3.   Exhibits:

               99.00 Independent Accountants' Reports of Arthur Andersen LLP on Management's Assertions.

(b)       Not applicable

(c)       See item 14(a)3 above

(d)       Not applicable

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 25, 1999.

                                FIRST USA BANK, NATIONAL ASSOCIATION
                                         As Servicer

                                By:    /s/  Randy Christofferson
                                     ---------------------------------
                                     Randy Christofferson
                                       President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 25, 1999.

            Signature                  Title
            ---------                  -----



       /s/ Richard W. Vague         Chairman of the Board and Chief Executive
   -----------------------------    Officer
          Richard W. Vague          (Principal Executive Officer)


       /s/ George P. Hubley         Executive Vice President, Chief Financial
   -----------------------------    Officer and Director
         George P. Hubley           (Principal Financial and Accounting Officer)


    /s/ Randy L. Christofferson     President and Director
   -----------------------------
      Randy L. Christofferson


        /s/ Gary J. Marino          Executive Vice President and Director
   -----------------------------
          Gary J. Marino



       /s/ Roger S. Deacon          Senior Vice President and Director
   -----------------------------
         Roger S. Deacon