Form 10-K
period 1999-12-31
FIRST USA CREDIT CARD MASTER TRUST; FIRST USA BANK NATIONAL ASSOCIATION
filed 2000-03-27
CIK 890493, 819975

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-K
                                   ---------
[  X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934
                  For the Fiscal Year Ended December 31, 1999

[    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

                        Commission file number 33-99362


                     FIRST USA BANK, NATIONAL ASSOCIATION
            (Exact name of registrant as specified in its charter)
         (As Servicer on behalf of First USA Credit Card Master Trust)

          Laws of the United States                      51-0269396
       (State or other jurisdiction of                (I.R.S. Employer
        incorporation or organization)               Identification No.)

           201 North Walnut Street                          19801
             Wilmington, Delaware                         (Zip Code)
  (Address of principal executive offices)

      Registrant's telephone number, including area code:  (302) 594-4000

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:
Series 1994-4, Class A Floating Rate Asset Backed Certificates and Class B
Floating Rate Asset Backed Certificates
Series 1994-6, Class A Floating Rate Asset Backed Certificates and Class B
Floating Rate Asset Backed Certificates
Series 1994-8, Class A Floating Rate Asset Backed Certificates and Class B
Floating Rate Asset Backed Certificates
Series 1995-2, Class A Floating Rate Asset Backed Certificates
Series 1995-5, Class A Floating Rate Asset Backed Certificates and Class B
Floating Rate Asset Backed Certificates
Series 1995-6, Class A Floating Rate Asset Backed Certificates and Class B
Floating Rate Asset Backed Certificates
Series 1996-1, Class A Floating Rate Asset Backed Certificates and Class B
Floating Rate Asset Backed Certificates
Series 1996-2, Class A Floating Rate Asset Backed Certificates and Class B
Floating Rate Asset Backed Certificates
Series 1996-4, Class A Floating Rate Asset Backed Certificates and Class B
Floating Rate Asset Backed Certificates
Series 1996-6, Class A Floating Rate Asset Backed Certificates and Class B
Floating Rate Asset Backed Certificates
Series 1996-8, Class A Floating Rate Asset Backed Certificates and Class B
Floating Rate Asset Backed Certificates
Series 1997-1, Class A Floating Rate Asset Backed Certificates and Class B
Floating Rate Asset Backed Certificates
Series 1997-2, Class A Floating Rate Asset Backed Certificates and Class B
Floating Rate Asset Backed Certificates
Series 1997-3, Class A Floating Rate Asset Backed Certificates and Class B
Floating Rate Asset Backed Certificates
Series 1997-4, Class A Floating Rate Asset Backed Certificates and Class B
Floating Rate Asset Backed Certificates
Series 1997-5, Class A Floating Rate Asset Backed Certificates and Class B
Floating Rate Asset Backed Certificates
Series 1997-6, Class A 6.42%  Asset Backed Certificates and Class B 6.58%  Asset
Backed Certificates
Series 1997-7, Class A Floating Rate Asset Backed Certificates and Class B
Floating Rate Asset Backed Certificates
Series 1997-8, Class A Floating Rate Asset Backed Certificates and Class B
Floating Rate Asset Backed Certificates
Series 1997-9, Class A Floating Rate Asset Backed Certificates and Class B
Floating Rate Asset Backed Certificates
Series 1997-10, Class A Floating Rate Asset Backed Certificates and Class B
Floating Rate Asset Backed Certificates
Series 1998-1, Class A Floating Rate Asset Backed Certificates and Class B
Floating Rate Asset Backed Certificates
Series 1998-3, Class A Floating Rate Asset Backed Certificates and Class B
Floating Rate Asset Backed Certificates
Series 1998-4, Class A Floating Rate Asset Backed Certificates and Class B
Floating Rate Asset Backed Certificates
Series 1998-5, Class A Floating Rate Asset Backed Certificates and Class B
Floating Rate Asset Backed Certificates
Series 1998-6, Class A Floating Rate Asset Backed Certificates and Class B
Floating Rate Asset Backed Certificates
Series 1998-7, Class A Floating Rate Asset Backed Certificates and Class B
Floating Rate Asset Backed Certificates
Series 1998-8, Class A Floating Rate Asset Backed Certificates and Class B
Floating Rate Asset Backed Certificates
Series 1998-9, Class A 5.28% Asset Backed Certificates and Class B 5.55% Asset
Backed Certificates
Series 1999-1, Class A Floating Rate Asset Backed Certificates and Class B
Floating Rate Asset Backed Certificates
Series 1999-2, Class A Floating Rate Asset Backed Certificates and Class B
Floating Rate Asset Backed Certificates
Series 1999-3, Class A Floating Rate Asset Backed Certificates and Class B
Floating Rate Asset Backed Certificates
Series 1999-4, Class A Floating Rate Asset Backed Certificates and Class B
Floating Rate Asset Backed Certificates

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

  Not Applicable.
                   DOCUMENTS INCORPORATED BY REFERENCE:  NONE

================================================================================

                             FIRST USA BANK, N.A.
                      FIRST USA CREDIT CARD MASTER TRUST
                         1999 FORM 10-K ANNUAL REPORT
                               TABLE OF CONTENTS

                                                                                 PAGE
                                                                                 ----

Introductory Note................................................................   3

                                     PART I

                                                                                 PAGE
                                                                                 ----
ITEM 1.    Business.............................................................    5
ITEM 2.    Properties...........................................................    5
ITEM 3.    Legal Proceedings....................................................    8
ITEM 4.    Submission of Matters to a Vote of Security Holders..................    8

                                    PART II

ITEM 5.    Market for Registrant's Common Equity and Related Stockholder
           Matters..............................................................    9
ITEM 6.    Selected Financial Data..............................................   11
ITEM 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations............................................   11
ITEM 7A.   Quantitative and Qualitative Disclosures About Market Risk...........   11
ITEM 8.    Financial Statements and Supplementary Data..........................   11
ITEM 9.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure.............................................   11

                                    PART III

ITEM 10.   Directors and Executive Officers of the Registrant...................   11
ITEM 11.   Executive Compensation...............................................   12
ITEM 12.   Security Ownership of Certain Beneficial Owners and Management.......   12
ITEM 13.   Certain Relationships and Related Transactions.......................   45

                                    PART IV

ITEM 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.......  46

                                   SIGNATURES

Signatures.......................................................................  47


                               Introductory Note
                               -----------------

First USA Bank, National Association (the "Bank") is the transferor and servicer (in such capacities, the "Transferor" and the "Servicer") under the Pooling and Servicing Agreement (the "Agreement"), dated as of September 1, 1992, and the following series supplements (the "Supplements"):

                Supplement                    Dated as of
                ----------                    -----------
                1994-4                        June 1, 1994
                1994-6                        July 30, 1994
                1994-8                        November 8, 1994
                1995-2                        March 1, 1995
                1995-5                        September 14, 1995
                1995-6                        December 7, 1995
                1996-1                        March 6, 1996
                1996-2                        June 4, 1996
                1996-4                        August 6, 1996
                1996-6                        November 13, 1996
                1996-8                        December 11, 1996
                1997-1                        February 4, 1997
                1997-2                        May 8, 1997
                1997-3                        June 10, 1997
                1997-4                        June 10, 1997
                1997-5                        August 7, 1997
                1997-6                        September 9, 1997
                1997-7                        September 9, 1997
                1997-8                        September 23, 1997
                1997-9                        October 9, 1997
                1997-10                       December 23, 1997
                1998-1                        May 21, 1998
                1998-3                        June 25, 1998
                1998-4                        July 22, 1998
                1998-5                        August 27, 1998
                1998-6                        August 27, 1998
                1998-7                        September 17, 1998
                1998-8                        September 17, 1998
                1998-9                        December 22, 1998
                1999-1                        February 24, 1999
                1999-2                        February 24, 1999
                1999-3                        May 4, 1999
                1999-4                        May 26, 1999

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

The Bank is a direct wholly owned subsidiary of BANK ONE CORPORATION ("BANK
ONE").

On September 17, 1999, the Bank was merged with and into FCC National Bank, an affiliated national banking association, and the surviving entity. The surviving entity was renamed "First USA Bank, National Association".

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

 .    Class A Floating Rate Asset Backed Certificates and Class B Floating Rate
     Asset Backed Certificates issued pursuant to the Agreement and the Series 1998-2 Supplement dated as of May 21, 1998.

 .    Class A Variable Funding Asset Backed Certificates and Class B Variable
     Funding Asset Backed Certificates issued pursuant to the Agreement and the Series 1999-A Supplement dated as of June 28, 1999.

 .    Class A Variable Funding Asset Backed Certificates and Class B Variable
     Funding Asset Backed Certificates issued pursuant to the Agreement and the Series 1999-B Supplement dated as of June 28, 1999.

 .    Collateral Invested Amounts, CIA Certificates and Excess Collateral which represent credit enhancement to certain series were issued pursuant to the Agreement and the related series Supplements.

The First USA Credit Card Master Trust has made the following final payments with respect to the following Series:

 .    The final payments with respect to Series 1995-1 Asset Backed Certificates and the Series 1993-3 Asset Backed Certificates issued by the First USA Credit Card Master Trust were made on March 15, 1999 and April 15, 1999, respectively, and the final payment with respect to the Series 1994-7 Asset Backed Certificates issued by the First USA Credit Card Master Trust was made on November 15, 1999. Therefore information with respect to such certificates is not included in this report.

 .    The final payment for the Class B Floating Rate Asset Backed Certificates,
     Series 1995-1 issued pursuant to the Agreement and the Series 1995-1 Supplement dated as of March 1, 1995 was made on March 15, 1999.

 .    The final payment for the Floating Rate Asset Backed Certificates, Series
     1996-3, issued pursuant to the Agreement and the Series 1996-3 Supplement dated as of June 6, 1996 was made on June 10, 1999.

                                     PART I

ITEM 1.   BUSINESS

Not applicable

ITEM 2.   PROPERTIES

The property of the First USA Credit Card Master Trust (the "Trust") includes and will include receivables (the "Receivables") arising under certain VISA(R) and MasterCard(R) revolving credit card accounts (the "Accounts") selected by the Transferor from a portfolio of VISA and MasterCard accounts owned by First USA Bank, National Association (the "Transferor"), all monies due or to become due in payment of the Receivables, all proceeds of the Receivables and all monies on deposit in certain bank accounts of the Trust (other than certain investment earnings on such amounts), all amounts received by the Transferor or the Servicer with respect to Receivables in accounts which are written off as uncollectible ("Recoveries) and any Enhancement issued with respect to any undivided ownership interest in the assets of the Trust issued from time to time in one or more Series ("Series") or any class of such Series (a "Class"). The term "Enhancement" means, with respect to any Series or Class, any letter of credit, cash collateral account or guaranty, collateral invested amount, guaranteed rate agreement, maturity guaranty facility, tax protection agreement, interest rate swap or other contract or agreement for the benefit of certificateholders of such Series or Class. Enhancement may also take the form of subordination of one or more classes of a Series to any other Class or Classes of a Series or a cross-support feature which requires collections on receivables of one Series to be paid as principal and/or interest with respect to another Series.

The Transferor originally conveyed to the Trustee all Receivables existing under certain Accounts that were selected by the Transferor from the portfolio of VISA and MasterCard accounts owned by the Transferor (the "Bank Portfolio"), based on criteria provided in the Pooling and Servicing Agreement as applied on August 21, 1992 (the "Cut Off Date"). Since the Cut Off Date, the Transferor has transferred to the Trust the Receivables in certain additional Accounts ("Additional Accounts") in accordance with the provisions of the Pooling and Servicing Agreement. The Transferor expects from time to time (subject to certain limitations and conditions), and in certain circumstances will be obligated, to designate Additional Accounts the Receivables in which will be included in the Trust. The Transferor will transfer to the Trust all Receivables in such Additional Accounts, whether such Receivables are then existing or thereafter created. The addition to the Trust of Receivables in Additional Accounts will be subject to certain conditions including, among others, that (a) each such Additional Account must be an eligible account at the time of its designation for inclusion in the Trust and (b) no selection procedure believed by the Transferor to be materially adverse to the interests of the holders of any Series of certificates will have been used in selecting such Additional Accounts.

The Receivables conveyed to the Trust have arisen and will arise in Accounts selected from the Bank Portfolio on the basis of criteria set forth in the Pooling and Servicing Agreement (The "Trust Portfolio"). The Receivables in the Trust Portfolio, as of the close of business on December 31, 1999, (including the Additional Accounts added to the Trust on January 14, 2000 and February 25,
2000), consisted of $39,251,946,359 of Principal Receivables and $717,759,005 of Finance Charge Receivables. As of December 31, 1999, Cardholders whose Accounts are included in the Trust Portfolio, including

----------------------------
 .   VISA/R/ and MasterCard/R/ and are registered trademarks of Visa USA
    Incorporated and MasterCard International Incorporated, respectively.

Additional Accounts, had billing addresses in 50 states, the District of Columbia and other United States territories and possessions.

The following tables summarize the Trust Portfolio by various criteria as of the close of business on December 31, 1999 (including the Additional Accounts added to the Trust on January 14, 2000 and February 25, 2000). Because the future composition of the Trust Portfolio may change over time, these tables are not necessarily indicative of the composition of the Trust Portfolio at any subsequent time.

                                                  Composition by Account Balance
                                                          Trust Portfolio

                                                             Percentage                                Percentage
                                                              of Total                                  of Total
                                           Number of          Number of         Amount of               Amount of
           Account Balance                  Accounts           Accounts        Receivables             Receivables
           ---------------                  --------           --------        -----------             -----------
Credit Balance........................        316,095              1.1%      $   (61,184,329)             (0.2)%
No Balance............................     14,115,877             50.8                     0               0.0
$0.01 to $2,000.00....................      7,352,615             26.4         4,928,000,922              12.4
$2,000.01 to $5,000.00................      3,330,955             12.0        11,780,084,858              29.5
$5,000.00 to $10,000.00...............      2,044,108              7.4        14,481,772,104              36.2
$10,000.01 or More....................        641,732              2.3         8,841,031,809              22.1
                                           ----------            -----       ---------------             -----
Total.................................     27,801,382            100.0%      $39,969,705,364             100.0%
                                           ==========            -----       ===============             -----


                                                    Composition by Credit Limit
                                                          Trust Portfolio

                                                             Percentage                                Percentage
                                                              of Total                                  of Total
               Credit                      Number of          Number of         Amount of               Amount of
             Limit Range                    Accounts           Accounts        Receivables             Receivables
             -----------                    --------           --------        -----------             -----------

$0.00 to $2,000.00....................      2,632,870              9.5%      $   950,826,004               2.4%
$2,000.01 to $5,000.00................      6,467,336             23.3         6,674,779,230              16.7
$5,000.01 to $10,000.00...............      9,683,759             34.8        13,791,828,965              34.5
$10,000.01 or More....................      9,017,417             32.4        18,552,271,165              46.4
                                           ----------            -----       ---------------             -----
Total.................................     27,801,382            100.0%      $39,969,705,364             100.0%
                                           ==========            =====       ===============             =====


                                               Composition by Period of Delinquency
                                                          Trust Portfolio


                                                             Percentage                                Percentage
            Payment Status                                    of Total                                  of Total
          (Days Contractually              Number of          Number of         Amount of               Amount of
              Delinquent)                   Accounts           Accounts        Receivables             Receivables
              -----------                   --------           --------        -----------             -----------

Not Delinquent........................     27,077,791             97.4%      $36,899,941,442              92.3%
Up to 34 Days.........................        396,078              1.4         1,488,136,175               3.7
35 to 64 Days.........................        109,614              0.4           484,175,270               1.2
65 to 94 Days.........................         72,207              0.3           351,625,435               0.9
95 or More Days.......................        145,692              0.5       $   745,827,042               1.9
                                           ----------            -----       ---------------             -----
Total.................................     27,801,382            100.0%      $39,969,705,364             100.0%
                                           ==========            =====       ===============             =====

                         Composition of Accounts by Age
                                Trust Portfolio

                                                         Percentage                             Percentage
                                                           of Total                              of Total
                                          Number of       Number of           Amount of          Amount of
             Account Age                  Accounts         Accounts          Receivables        Receivables
             -----------                -------------  ----------------  -------------------  ----------------
Less than or equal to 6 Months........      1,519,787          5.5%          $ 2,497,232,960          6.2%
Over 6 Months to 12 Months............      3,266,283         11.7             4,746,195,300         11.9
Over 12 Months to 24 Months...........      6,684,797         24.0             8,663,301,482         21.7
Over 24 to 36 Months..................      5,692,293         20.5             7,420,418,052         18.6
Over 36 to 48 Months..................      2,998,039         10.8             4,155,850,129         10.4
Over 48 to 60 Months..................      2,436,608          8.8             4,324,689,403         10.8
Over 60 Months........................      5,203,575         18.7             8,162,018,038         20.4
                                           ----------        -----           ---------------        -----
Total.................................     27,801,382        100.0%          $39,969,705,364        100.0%
                                           ==========        =====           ===============        =====


                     Composition by Geographic Distribution
                                Trust Portfolio

                                                         Percentage                              Percentage
                                                          of Total                                of Total
                                          Number of       Number of           Amount of           Amount of
                State                     Accounts         Accounts          Receivables         Receivables
                -----                   -------------  ----------------  --------------------  ----------------
Alabama...............................        358,587         1.3%             $  519,282,825         1.3%
Alaska................................         53,159         0.2                  97,476,163         0.2
Arizona...............................        484,567         1.7                 722,707,055         1.8
Arkansas..............................        217,299         0.8                 306,927,645         0.8
California............................      3,209,575        11.5               4,966,477,319        12.4
Colorado..............................        524,919         1.9                 718,793,889         1.8
Connecticut...........................        405,745         1.5                 607,958,360         1.5
Delaware..............................         96,280         0.3                 125,381,222         0.3
District of Columbia..................         44,032         0.2                  71,926,306         0.2
Florida...............................      1,746,996         6.2               2,474,180,516         6.2
Georgia...............................        659,932         2.3               1,034,001,172         2.6
Hawaii................................        106,686         0.4                 178,127,929         0.4
Idaho.................................        118,003         0.4                 172,473,806         0.4
Illinois..............................      1,242,210         4.5               1,728,524,835         4.3
Indiana...............................        635,250         2.2                 843,971,705         2.1
Iowa..................................        125,460         0.5                 166,152,927         0.4
Kansas................................        251,510         0.9                 352,803,437         0.9
Kentucky..............................        473,008         1.7                 569,404,442         1.4
Louisiana.............................        462,756         1.7                 635,590,634         1.6
Maine.................................        109,133         0.4                 151,461,150         0.4
Maryland..............................        533,924         1.9                 849,521,291         2.1
Massachusetts.........................        747,859         2.7               1,002,570,922         2.5
Michigan..............................        878,043         3.2               1,321,187,139         3.3
Minnesota.............................        435,190         1.6                 517,081,875         1.3
Mississippi...........................        205,140         0.7                 280,222,865         0.7
Missouri..............................        505,747         1.8                 680,462,992         1.7
Montana...............................         96,082         0.3                 131,660,187         0.3

                                                          Percentage                            Percentage
                                                           of Total                              of Total
                                          Number of       Number of           Amount of          Amount of
                State                     Accounts         Accounts          Receivables        Receivables
                -----                   -------------  ----------------  -------------------  ---------------
Nebraska..............................        168,268          0.6               197,103,078         0.5
Nevada................................        217,355          0.8               378,564,205         0.9
New Hampshire.........................        129,596          0.5               183,785,764         0.5
New Jersey............................        963,680          3.5             1,395,216,061         3.5
New Mexico............................        160,383          0.6               243,165,952         0.6
New York..............................      1,819,692          6.5             2,631,529,162         6.6
North Carolina........................        633,970          2.2               882,216,232         2.2
North Dakota..........................         58,289          0.2                70,532,331         0.2
Ohio..................................      1,573,466          5.7             2,142,118,002         5.4
Oklahoma..............................        388,035          1.4               532,648,460         1.3
Oregon................................        381,610          1.4               560,004,343         1.4
Other.................................         75,940          0.3               121,933,030         0.3
Pennsylvania..........................      1,229,222          4.4             1,592,211,815         4.0
Rhode Island..........................        110,434          0.4               155,757,214         0.4
South Carolina........................        306,449          1.1               419,977,108         1.1
South Dakota..........................         61,327          0.2                79,513,001         0.2
Tennessee.............................        461,772          1.7               604,904,213         1.5
Texas.................................      2,186,605          7.9             3,435,842,038         8.6
Utah..................................        204,079          0.7               268,061,118         0.7
Vermont...............................         58,450          0.2                84,137,505         0.2
Virginia..............................        669,132          2.4             1,035,041,857         2.6
Washington............................        625,553          2.2               982,465,954         2.6
West Virginia.........................        188,416          0.7               257,514,298         0.6
Wisconsin.............................        347,846          1.3               413,201,232         1.0
Wyoming...............................         54,720          0.2                75,930,783         0.2
                                           ----------        -----           ---------------       -----
Total.................................     27,801,381        100.0%          $39,969,705,364       100.0
                                           ==========        =====           ===============       =====

Since the largest number of cardholders (based on billing addresses) whose Accounts were included in the Trust Portfolio as of December 31, 1999, were in California, Texas, New York, Florida and Ohio, adverse changes in the economic conditions in these areas could have a direct impact on the timing and amount of payments on the Certificates.

The aggregate amount of Receivables written off during the twelve-month reporting period was $1,735,496,640 and represented approximately 5.02% of the average Receivables balance outstanding during such period. The investor percentage of Principal Receivables written off (the "Investor Default Amount") during the reporting period was $1,469,717,739. The Investor Default Amount as a percentage of the average invested amount outstanding during the reporting period was approximately 5.01%.

ITEM 3.   LEGAL PROCEEDINGS

There are no material pending legal proceedings with respect to the Trust, involving the Trust, the Trustee or the Registrant. The Bank is a defendant in various lawsuits, including certain class actions, generally arising out of its normal course of business.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

As of December 31, 1999, the number of holders of record identified by the Depository Trust Company for the respective Series is as follows:

Investor Certificate Description                                 Record Holders
--------------------------------                                 --------------


Series 1994-4 Class A                                                   21
Series 1994-4 Class B                                                    3

Series 1994-6 Class A                                                   21
Series 1994-6 Class B                                                    7

Series 1994-8 Class A                                                   15
Series 1994-8 Class B                                                    3

Series 1995-2 Class A                                                   19

Series 1995-5 Class A                                                   27
Series 1995-5 Class B                                                    2

Series 1995-6 Class A                                                   14
Series 1995-6 Class B                                                    5

Series 1996-1 Class A                                                   22
Series 1996-1 Class B                                                   12

Series 1996-2 Class A                                                   13
Series 1996-2 Class B                                                    4

Series 1996-4 Class A                                                   12
Series 1996-4 Class B                                                    3

Series 1996-6 Class A                                                   17
Series 1996-6 Class B                                                    8

Series 1996-8 Class A                                                    7
Series 1996-8 Class B                                                    3

Series 1997-1 Class A                                                   14
Series 1997-1 Class B                                                    5

Series 1997-2 Class A                                                   11
Series 1997-2 Class B                                                    6

Series 1997-3 Class A                                                   10
Series 1997-3 Class B                                                    2

Series 1997-4 Class A                                                    6
Series 1997-4 Class B                                                    3

Investor Certificate Description                               Record Holders
--------------------------------                               --------------

Series 1997-5 Class A                                                10
Series 1997-5 Class B                                                 2

Series 1997-6 Class A                                                66
Series 1997-6 Class B                                                41

Series 1997-7 Class A                                                 7
Series 1997-7 Class B                                                 3

Series 1997-8 Class A                                                11
Series 1997-8 Class B                                                 2

Series 1997-9 Class A                                                 7
Series 1997-9 Class B                                                 1

Series 1997-10 Class A                                               26
Series 1997-10 Class B                                                2

Series 1998-1 Class A                                                13
Series 1998-1 Class B                                                 4

Series 1998-3 Class A                                                12
Series 1998-3 Class B                                                 4

Series 1998-4 Class A                                                15
Series 1998-4 Class B                                                 4

Series 1998-5 Class A                                                12
Series 1998-5 Class B                                                 3

Series 1998-6 Class A                                                 3
Series 1998-6 Class B                                                 2

Series 1998-7 Class A                                                25
Series 1998-7 Class B                                                 3

Series 1998-8 Class A                                                 1
Series 1998-8 Class B                                                 2

Series 1998-9 Class A                                                38
Series 1998-9 Class B                                                18

Series 1999-1 Class A                                                17
Series 1999-1 Class B                                                 5

Series 1999-2 Class A                                                 9
Series 1999-2 Class B                                                 2

Series 1999-3 Class A                                                10
Series 1999-3 Class B                                                 5

Investor Certificate Description                                  Record Holders
--------------------------------                                  --------------
Series 1999-4 Class A                                                    9
Series 1999-4 Class B                                                    3

There is no established public market in which the Certificates are traded.

ITEM 6.   SELECTED FINANCIAL DATA

Not applicable

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Throughout 1999, BANK ONE executed project plans to assure Year 2000 readiness. These plans included verifying the readiness of internal information technology systems and equipment, and working with external entities, including customers, vendors, utilities and governmental agencies, to verify that they had appropriately addressed Year 2000 readiness issues. Specific business continuity and event plans were designed to address potential disruption and ensure that BANK ONE was positioned to rapidly respond to issues.

BANK ONE had estimated total Year 2000 readiness costs to reach $350 million over the life of the project, and incurred total costs of approximately $343 million.

BANK ONE had an uneventful transition to the Year 2000. BANK ONE's systems, equipment and facilities continued and continue to function normally through the transition and into Year 2000. Normal products and services of BANK ONE have been available to customers throughout such time, and BANK ONE experienced no significant impact from Year 2000 readiness status of external entities. To meet potential Year 2000 contingencies and potential liquidity needs, BANK ONE increased the value of loans pledged to the Federal Reserve for discount window borrowing.

On an ongoing basis, BANK ONE will continue to monitor its systems, equipment and facilities throughout 2000 and beyond.

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

Beneficial owners of more than 5% of the Series 1994-4 Class A and Class B investor certificates as of December 31, 1999, are as follows:

                                                        NUMBER OF                       % OF
                                                       CERTIFICATES                   OWNERSHIP
                                                       ------------                   ---------
CLASS A
-------
Bank of New York (The)                                    93,400                        12.86%
925 Patterson Plank Rd.
Secaucus, NJ  07094

Bankers Trust Company                                     80,965                        11.15%
c/o BT Services Tennessee Inc.
648 Grassmere Park Drive
Nashville, TN  37211

Boston Safe Deposit and Trust Company                    110,525                        15.21%
c/o Mellon Bank N.A.
Three Mellon Bank Center
Room 153-3015
Pittsburgh, PA  15259

Chase Manhattan Bank                                     164,440                        22.64%
4 New York Plaza, 13th Floor
New York, NY  10004

Norwest Bank Minnesota,                                   60,000                         8.26%
National Association
733 Marquette Avenue
Minneapolis, MN  55479-0056

Northern Trust Company (The)                              38,150                         5.25%
801 S. Canal C-IN
Chicago, IL  60607

State Street Bank and Trust Company                       77,800                        10.71%
Global Corp. Action Unit JAB 5NW
1776 Heritage Dr.
No. Quincy, MA  02171


CLASS B
-------
Boston Safe Deposit and Trust Company                                25,000                        44.21%
c/o Mellon Bank N.A.
Three Mellon Bank Center
Room 153-3015
Pittsburgh, PA  15259

Chase Manhattan Bank                                                  9,950                        17.59%
4 New York Plaza, 13th Floor
New York, NY  10004

Citibank, N.A.                                                       21,600                        38.20%
P.O. Box 30576
Tampa, FL  33630-3576

----------------------------------------------


Beneficial owners of more than 5% of the Series 1994-6 Class A and Class B investor certificates as of December 31, 1999, are as follows:

                                                                 NUMBER OF                       % OF
                                                                CERTIFICATES                   OWNERSHIP
                                                                ------------                   ---------
CLASS A
-------
Bank of New York (The)                                               92,000                        12.27%
925 Patterson Plank Road
Secaucus, NJ  07094

Bankers Trust Company                                                49,300                         6.57%
c/o BT Services Tennessee Inc.
648 Grassmere Park Drive
Nashville, TN  37211

Boston Safe Deposit and Trust Company                               128,325                        17.11%
c/o Mellon Bank N.A.
Three Mellon Bank Center
Room 153-3015
Pittsburgh, PA  15259

Brown Brothers Harriman & Co.                                        40,025                         5.34%
63 Wall Street, 8th Floor
New York, NY  10005

Chase Manhattan Bank                                                186,400                        24.85%
4 New York Plaza, 13th Floor
New York, NY  10004

Deutsche Bank A.G., New York Branch                                  50,000                         6.67%
31 West 52nd Street
New York, NY  10019

Norwest Bank, Minnesota, National Association                        45,000                         6.00%
733 Marquette Avenue
Minneapolis, MN  55479-0056

State Street Bank and Trust Company                                  78,625                        10.48%
Global Corp. Action Unit JAB 5NW
1776 Heritage Dr.
No. Quincy, MA  02171


CLASS B
-------

Boston Safe Deposit and Trust Company                                16,480                        28.23%
c/o Mellon Bank N.A.
Three Mellon Bank Center
Room 153-3015
Pittsburgh, PA  15259

Chase Manhattan Bank                                                  8,300                        14.22%
4 New York Plaza, 13th Floor
New York, NY  10004

Citibank, N.A.                                                       26,600                        45.56%
P.O. Box 30576
Tampa, FL  33630-3576

Investors Bank & Trust/M.F. Custody                                   3,000                         5.14%
15th Floor Hancock Tower
200 Clarendon Street
Boston, MA  02116

----------------------------------------------


Beneficial owners of more than 5% of the Series 1994-8 Class A and Class B investor certificates as of December 31, 1999, are as follows:

                                                                 NUMBER OF                      % OF
                                                                CERTIFICATES                   OWNERSHIP
                                                                ------------                   ---------
CLASS A
-------
Chase Manhattan Bank                                                162,550                        32.51%
4 New York Plaza, 13th Floor
New York, NY  10004


Citibank, N.A.                                                       75,000                        15.00%
P.O. Box 30576
Tampa, FL  33630-3576

Fuji Bank and Trust Company (The)                                    35,000                         7.00%
2 World Trade Center, 81st Floor
New York, NY  10048

Northern Trust Company (The)                                         25,000                         5.00%
801 S. Canal C-IN
Chicago, IL  60607

State Street Bank and Trust Company                                 139,025                        27.81%
Global Corp. Action Unit JAB 5NW
1776 Heritage Dr.
No. Quincy, MA  02171


CLASS B
-------

Boston Safe Deposit and Trust Company                                 8,657                        22.11%
c/o Mellon Bank N.A.
Three Mellon Bank Center
Room 153-3015
Pittsburgh, PA  15259

Chase Manhattan Bank                                                  5,000                        12.77%
4 New York Plaza, 13th Floor
New York, NY  10004

Citibank, N.A.                                                       25,500                        65.12%
P.O. Box 30576
Tampa, FL  33630-3576

----------------------------------------------

Beneficial owners of more than 5% of the Series 1995-2 Class A investor certificates as of December 31, 1999, are as follows:

                                                                 NUMBER OF                      % OF
                                                                CERTIFICATES                   OWNERSHIP
                                                                ------------                   ---------
CLASS A
-------

Bank of New York (The)                                               63,400                         9.61%
925 Patterson Plank Road
Secaucus, NJ  07094

Bank of New York (The)/Credit Agricole                               35,300                         5.35%
1 Wall Street
New York, NY  10286

Bankers Trust Company                                               136,755                        20.72%
c/o BT Services Tennessee Inc.
648 Grassmere Park Drive
Nashville, TN  37211

Chase Manhattan Bank                                                164,284                        24.89%
4 New York Plaza, 13th Floor
New York, NY  10004

Chase Manhattan Bank, Trust                                          43,431                         6.58%
4 New York Plaza
13th Floor
New York, NY  10004

Fuji Bank and Trust Company (The)                                    40,000                         6.06%
2 World Trade Center, 81st Floor
New York, NY  10048

Norwest Bank Minnesota                                               41,450                         6.28%
National Association
733 Marquette Avenue
Minneapolis, MN  55479-0056

State Street Bank and Trust Company                                  35,445                         5.37%
Global Corp. Action Unit JAB 5NW
1776 Heritage Dr.
No. Quincy, MA  02171

----------------------------------------------


Beneficial owners of more than 5% of the Series 1995-5 Class A and Class B investor certificates as of December 31, 1999, are as follows:

                                                                 NUMBER OF                      % OF
                                                                CERTIFICATES                   OWNERSHIP
                                                                ------------                   ---------
CLASS A
-------

Bank of New York (The)                                               62,881                        12.58%
925 Patterson Plank Road
Secaucus, NJ  07094

Bankers Trust Company                                                76,170                        15.23%
c/o BT Services Tennessee Inc.
648 Grassmere Park Drive
Nashville, TN  37211

Chase Manhattan Bank                                                 94,229                        18.85%
4 New York Plaza, 13th Floor
New York, NY  10004

Citibank N.A.                                                        40,205                         8.04%
P.O. Box 30576
Tampa, FL  33630-3576

Northern Trust Company (The)                                         27,700                         5.54%
801 S. Canal C-IN
Chicago, IL  60607

Prudential Securities Custody                                        49,000                         9.80%
c/o ADP Proxy Services
51 Mercedes Way
Edgewood, NY  11717

State Street Bank and Trust Company                                 107,876                        21.58%
Global Corp. Action Unit JAB 5NW
1776 Heritage Dr.
No. Quincy, MA  02171

CLASS B
-------
Bank One Trust Company, N. A.                                        35,000                        77.47%
1900 Polaris Parkway
Columbus, OH  43240

Citibank, N. A.                                                      10,180                        22.53%
P. O. Box 30576
Tampa, FL  33630-3576

----------------------------------------------

Beneficial owners of more than 5% of the Series 1995-6 Class A and Class B investor certificates as of December 31, 1999, are as follows:

                                                                 NUMBER OF                       % OF
                                                                CERTIFICATES                   OWNERSHIP
                                                                ------------                   ---------
CLASS A
--------
Bank of New York (The)                                              188,500                        15.14%
925 Patterson Plank Road
Secaucus, NJ  07094

Bankers Trust Company                                               155,000                        12.45%
c/o BT Services Tennessee Inc.
648 Grassmere Park Drive
Nashville, TN  37211


Boston Safe Deposit and Trust Company                                92,100                         7.40%
c/o Mellon Bank N.A.
Three Mellon Bank Center
Room 153-3015
Pittsburgh, PA  15259

Chase Manhattan Bank, Trust                                         229,500                        18.43%
4 New York Plaza, 13th Floor
New York, NY  10004

Merrill Lynch, Pierce Fenner &                                      151,000                        12.13%
Smith Safekeeping
Corporate Park 287
4 Corporate Place
Piscataway NJ  08855

State Street Bank and Trust Company                                 336,000                        26.99%
Global Corp. Action Unit JAB 5NW
1776 Heritage Dr.
No. Quincy, MA  02171


CLASS B
-------

Bank One Trust Company, N.A.                                         25,000                        22.22%
1900 Polaris Parkway
Columbus, OH  43240

Boston Safe Deposit and Trust Company                                20,000                        17.78%
c/o Mellon Bank N. A.
Three Mellon Bank Center
Room 153-3015
Pittsburgh, PA  15259

Citibank, N. A.                                                      31,500                        28.00%
P. O. Box 30576
Tampa, FL  33630-3576

Swiss American Securities Inc.                                       33,000                        29.33%
100 Wall Street
New York, NY  10005

--------------------------


Beneficial owners of more than 5% of the Series 1996-1 Class A and Class B investor certificates as of December 31, 1999, are as follows:

                                                                  NUMBER OF                       % OF
                                                                 CERTIFICATES                   OWNERSHIP
                                                                 ------------                   ---------
CLASS A
-------
Bank of New York (The)                                              119,905                        15.99%
925 Patterson Plank Road
Secaucus, NJ  07094

Bankers Trust Company                                               151,350                        20.18%
c/o BT Services Tennessee Inc.
648 Grassmere Park Drive
Nashville, TN  37211

Chase Manhattan Bank                                                117,175                        15.62%
4 New York Plaza, 13th Floor
New York, NY  10004

Northern Trust Company (The)                                         54,750                         7.30%
801 S. Canal C-IN
Chicago, IL  60607

State Street Bank and Trust Company                                 262,000                        34.93%
Global Corp. Action Unit JAB 5NW
1776 Heritage Dr.
No. Quincy, MA  02171


CLASS B
-------

Bank of New York (The)                                                5,520                         8.15%
925 Patterson Plank Rd.
Secaucus, NJ  07094

Boston Safe Deposit and Trust Company                                 5,000                         7.38%
c/o Mellon Bank N.A.
Three Mellon Bank Center
Room 153-3015
Pittsburgh, PA  15259

Chase Manhattan Bank                                                 20,000                        29.51%
4 New York Plaza, 13th Floor
New York, NY  10004

Citibank, N.A.                                                       15,000                        22.13%
P.O. Box 30576
Tampa, FL  33630-3576


Harris Trust & Savings Bank                                           5,000                         7.38%
Proxy Operations
111 West Monroe Street LLE
Chicago, IL  60603

SSB - Bank Portfolio                                                 10,000                        14.76%
Global Corp. Action Unit JAB 5NW
1776 Heritage Dr.
No. Quincy, MA  02171

----------------------------------------------


Beneficial owners of more than 5% of the Series 1996-2 Class A and Class B investor certificates as of December 31, 1999, are as follows:

                                                                NUMBER OF                      % OF
                                                              CERTIFICATES                   OWNERSHIP
                                                              ------------                   ---------
CLASS A
-------
Bank of New York (The)                                               45,180                         7.53%
925 Patterson Plank Rd.
Secaucus, NJ  07094

Chase Manhattan Bank                                                192,305                        32.05%
4 New York Plaza, 13th Floor
New York, NY  10004

State Street Bank and Trust Company                                 282,189                        47.03%
Global Corp. Action Unit JAB 5NW
1776 Heritage Dr.
No. Quincy, MA  02171


CLASS B
-------

Bank of New York (The)                                                7,000                        12.89%
925 Patterson Plank Rd.
Secaucus, NJ  07094

Bankers Trust Company                                                13,000                        23.94%
c/o BT Services Tennessee Inc.
Nashville, TN  37211

Boston Safe Deposit and Trust Company                                29,300                        53.96%
c/o Mellon Bank N.A.
Three Mellon Bank Center
Room 153-3015
Pittsburgh, PA  15259

Citibank, N.A.                                                        5,000                         9.21%
P.O. Box 30576
Tampa, FL  33630-3576

----------------------------------------------

Beneficial owners of more than 5% of the Series 1996-4 Class A and Class B investor certificates as of December 31, 1999, are as follows:

                                                                NUMBER OF                      % OF
                                                              CERTIFICATES                   OWNERSHIP
                                                              ------------                   ---------
CLASS A
-------

Bank of New York (The)                                              104,590                        20.92%
925 Patterson Plank Road
Secaucus, NJ  07094

Bankers Trust Company                                                70,410                        14.08%
c/o BT Services Tennessee Inc.
648 Grassmere Park Drive
Nashville, TN  37211

Boston Safe Deposit and Trust Company                                30,000                         6.00%
c/o Mellon Bank N.A.
Three Mellon Bank Center
Room 153-3015
Pittsburgh, PA  15259

Chase Manhattan Bank                                                 59,700                        11.94%
4 New York Plaza, 13th Floor
New York, NY  10004

Chase Manhattan Bank Correspondence                                  25,000                         5.00%
Clearing Services
4 New York Plaza
New York, NY  10004

Citibank, N.A.                                                       68,000                        13.60%
P.O. Box 30576
Tampa, FL  33630-3576

Deutsche Bank Securities, Inc.                                       46,700                         9.34%
175 Water Street
New York, NY  10038

State Street Bank and Trust Company                                  29,000                         5.80%
Global Corporate Action Unit JAB 5NW
1776 Heritage Dr.
No. Quincy, MA  02171


CLASS B
-------

Bankers Trust Company                                                26,930                        59.61%
c/o BT Services Tennessee Inc.
648 Grassmere Park Drive
Nashville, TN  37211

Boston Safe Deposit and Trust Company                                16,050                        35.52%
c/o Mellon Bank N.A.
Three Mellon Bank Center
Room 153-3015
Pittsburgh, PA  15259

----------------------------------------------

Beneficial owners of more than 5% of the Series 1996-6 Class A and Class B investor certificates as of December 31, 1999, are as follows:

                                                                NUMBER OF                      % OF
                                                              CERTIFICATES                   OWNERSHIP
                                                              ------------                   ---------
CLASS A
-------

Boston Safe Deposit and Trust Company                               112,000                        12.98%
c/o Mellon Bank N. A.
Three Mellon Bank Center
Room 153-3015
Pittsburgh, PA  15259

Chase Bank of Texas, N.A.                                           143,479                        16.63%
P.O. Box 2558
Houston, TX  77252-2558

Chase Manhattan Bank                                                 88,070                        10.21%
4 New York Plaza, 13th Floor
New York, NY  10004

Citibank, N. A.                                                     123,500                        14.32%
P. O. Box 30576
Tampa, FL  33630-3576

HSBC Bank USA/Treasury Investment                                    74,351                         8.62%
140 Broadway - Level A
New York, NY  10015

State Street Bank and Trust Company                                 107,824                        12.50%
Global Corporate Action Unit JAB 5NW
1776 Heritage Dr.
No. Quincy, MA  02171


Swiss American Securities Inc.                                       66,000                         7.65%
100 Wall Street
New York, NY  10005


CLASS B
-------

Bank of New York (The)                                                5,000                         6.41%
925 Patterson Plank Road
Secaucus, NJ  07094

Bank One Trust Company, N.A.                                          5,000                         6.41%
1900 Polaris Parkway
Columbus, OH  43240

Boston Safe Deposit and Trust Company                                 5,650                         7.24%
c/o Mellon Bank N. A
Three Mellon Bank Center
Room 153-3015
Pittsburgh, PA  15259

Chase Manhattan Bank                                                 35,980                        46.13%
4 New York Plaza, 13th Floor
New York, NY  10004

Swiss American Securities Inc.                                       23,378                        29.97%
100 Wall Street
New York,  NY  10005

----------------------------------------------

Beneficial owners of more than 5% of the Series 1996-8 Class A and Class B investor certificates as of December 31, 1999, are as follows:

                                                                NUMBER OF                      % OF
                                                              CERTIFICATES                   OWNERSHIP
                                                              ------------                   ---------
CLASS A
-------

Chase Manhattan Bank                                                231,800                        57.95%
4 New York Plaza, 13th Floor
New York, NY  10004

Citibank, N.A.                                                       82,500                        20.63%
P.O. Box 30576
Tampa, FL  33630-3576

State Street Bank and Trust Company                                  54,200                        13.55%
Global Corporate Action Unit JAB 5NW
1776 Heritage Dr.
No. Quincy, MA  02171


CLASS B
-------
Boston Safe Deposit and Trust Company                                 4,800                        13.26%
c/o Mellon Bank N.A.
Three Mellon Bank Center
Room 153-3015
Pittsburgh, PA  15259

Chase Manhattan Bank                                                  6,000                        16.57%
4 New York Plaza, 13th Floor
New York, NY  10004

Citibank, N.A.                                                       25,400                        70.17%
P.O. Box 30576
Tampa, FL  33630-3576

----------------------------------------------

Beneficial owners of more than 5% of the Series 1997-1 Class A and Class B investor certificates as of December 31, 1999, are as follows:

                                                                NUMBER OF                      % OF
                                                              CERTIFICATES                   OWNERSHIP
                                                              ------------                   ---------
CLASS A
-------

Boston Safe Deposit and Trust Company                               144,032                        19.20%
c/o Mellon Bank N.A.
Three Mellon Bank Center
Room 153-3015
Pittsburgh, PA  15259

Chase Manhattan Bank                                                166,000                        22.13%
4 New York Plaza, 13th Floor
New York, NY  10004

Chase Manhattan Bank/FI-TRAC 2                                       49,147                         6.55%
4 New York Plaza
New York, NY  10004

Citibank, N.A.                                                      164,500                        21.93%
P.O. Box 30576
Tampa, FL  33630-3576

State Street Bank and Trust Company                                 135,015                        18.00%
Global Corporate Action Unit JAB 5NW
1776 Heritage Dr.
No. Quincy, MA  02171



CLASS B
-------
Bankers Trust Company                                                27,170                        40.09%
c/o BT Services Tennessee Inc.
648 Grassmere Park Road
Nashville, TN  37211

Chase Manhattan Bank                                                 37,000                        54.60%
4 New York Plaza, 13th Floor
New York, NY  10004

----------------------------------------------


Beneficial owners of more than 5% of the Series 1997-2 Class A and Class B investor certificates as of December 31, 1999, are as follows:

                                                                NUMBER OF                      % OF
                                                              CERTIFICATES                   OWNERSHIP
                                                              ------------                   ---------
CLASS A
-------
Bank of New York (The)                                               47,883                         9.58%
925 Patterson Plank Road
Secaucus, NJ  07094

Chase Manhattan Bank                                                286,787                        57.36%
4 New York Plaza, 13th Floor
New York, NY  10004


CLASS B
-------

Bankers Trust Company                                                28,630                        63.37%
c/o BT Services Tennessee Inc.
648 Grassmere Park Drive
Nashville, TN  37211

Bank One Trust Company, N. A.                                        10,000                        22.13%
1900 Polaris Parkway
Columbus, OH  43240

Citibank, N. A.                                                       3,250                         7.19%
P. O. Box 30576
Tampa, FL  33630-3576

----------------------------------------------


Beneficial owners of more than 5% of the Series 1997-3 Class A and Class B investor certificates as of December 31, 1999, are as follows:

                                                                NUMBER OF                      % OF
                                                              CERTIFICATES                   OWNERSHIP
                                                              ------------                   ---------
CLASS A
-------
Brown Brothers Harriman & Co.                                        60,980                        12.20%
63 Wall Street, 8th Floor
New York, NY  10005

Chase Manhattan Bank                                                 82,875                        16.58%
4 New York Plaza, 13th Floor
New York, NY  10004

Northern Trust Company (The)                                         75,000                        15.00%
801 S. Canal C-IN
Chicago, IL  60607

State Street Bank and Trust Company                                 212,080                        42.42%
Global Corp. Action Unit JAB 5NW
1776 Heritage Dr.
No. Quincy, MA  02171


CLASS B
-------

Boston Safe Deposit and Trust Company                                 5,000                        11.07%
c/o Mellon Bank N.A.
Three Mellon Bank Center
Room 153-3015
Pittsburgh, PA  15259

Chase Manhattan Bank                                                 40,180                        88.93%
4 New York Plaza, 13th Floor
New York, NY  10004

----------------------------------------------


Beneficial owners of more than 5% of the Series 1997-4 Class A and Class B investor certificates as of December 31, 1999, are as follows:

                                                                NUMBER OF                      % OF
                                                              CERTIFICATES                   OWNERSHIP
                                                              ------------                   ---------
CLASS A
-------
Boston Safe Deposit and Trust Company                               100,000                        20.00%
c/o Mellon Bank N.A.
Three Mellon Bank Center
Room 153-3015
Pittsburgh, PA  15259

Chase Bank of Texas, N.A.                                           142,500                        28.50%
P.O. Box 2558
Houston, TX  77252-2558

Chase Manhattan Bank                                                180,500                        36.10%
4 New York Plaza, 13th Floor
New York, NY  10004

Deutsche Bank Securities, Inc.                                       52,000                        10.40%
175 Water Street
New York, NY  10038


CLASS B
-------

Bankers Trust Company                                                20,000                        44.27%
c/o BT Services Tennessee Inc.
648 Grassmere Park Drive
Nashville, TN  37211

Chase Manhattan Bank                                                 20,180                        44.66%
4 New York Plaza, 13th Floor
New York, NY  10004

Citibank, N.A.                                                        5,000                        11.07%
P.O. Box 30576
Tampa, FL  33630-3576

----------------------------------------------


Beneficial owners of more than 5% of the Series 1997-5 Class A and Class B investor certificates as of December 31, 1999, are as follows:

                                                               NUMBER OF                       % OF
                                                              CERTIFICATES                   OWNERSHIP
                                                              ------------                   ---------
CLASS A
-------
Bank of New York (The)                                              117,495                        18.08%
925 Patterson Plank Road
Secaucus, NJ  07094

Chase Bank of Texas, N.A.                                            91,853                        14.13%
P.O. Box 2558
Houston, TX  77252-2558

Chase Manhattan Bank                                                 64,500                         9.92%
4 New York Plaza, 13th Floor
New York, NY  10004

Citibank, N.A.                                                      170,290                        26.20%
P.O. Box 30576
Tampa, FL  33630-3576

State Street Bank and Trust Company                                 115,490                        17.77%
Global Corp. Action Unit JAB 5NW
1776 Heritage Dr.
No. Quincy, MA  02171


CLASS B
-------

Bank of New York (The)                                               22,735                        38.71%
925 Patterson Plank Rd
Secaucus, NJ  07094

Chase Manhattan Bank                                                 36,000                        61.29%
4 New York Plaza, 13th Floor
New York, NY  10004
----------------------------------------------


Beneficial owners of more than 5% of the Series 1997-6 Class A and Class B investor certificates as of December 31, 1999, are as follows:

                                                               NUMBER OF                       % OF
                                                              CERTIFICATES                   OWNERSHIP
                                                              ------------                   ---------
CLASS A
-------
Bank of New York (The)                                              175,764                        13.52%
925 Patterson Plank Road
Secaucus, NJ  07094

Bankers Trust Company                                               210,419                        16.19%
c/o BT Services Tennessee In.
648 Grassmere Park Drive
Nashville, TN  37211

Boston Safe Deposit and Trust Company                                92,511                         7.12%
c/o Mellon Bank N.A.
Three Mellon Bank Center
Room 153-3015
Pittsburgh, PA  15259

Chase Manhattan Bank                                                281,499                        21.65%
4 New York Plaza, 13th Floor
New York, NY  10004

State Street Bank and Trust Company                                 136,490                        10.50%
Global Corp. Action Unit JAB 5NW
1776 Heritage Dr.
No. Quincy, MA  02171


CLASS B
-------

Bank of New York (The)                                               49,763                        42.36%
925 Patterson Plank Road
Secaucus, NJ  07094

Boston Safe Deposit and Trust Company                                 6,953                         5.92%
c/o Mellon Bank N.A.
Three Mellon Bank Center
Room 153-3015
Pittsburgh, PA  15259

Chase Manhattan Bank                                                  6,390                         5.44%
4 New York Plaza, 13th Floor
New York, NY  10004

State Street Bank and Trust Company                                  12,186                        10.37%
Global Corporate Action Unit JAB 5NW
1776 Heritage Dr.
No. Quincy, MA  02171

----------------------------------------------

Beneficial owners of more than 5% of the Series 1997-7 Class A and Class B investor certificates as of December 31, 1999, are as follows:

                                                                   NUMBER OF                      % OF
                                                                  CERTIFICATES                   OWNERSHIP
                                                                  ------------                   ---------
CLASS A
-------
Bank of New York (The)                                              315,910                        63.18%
925 Patterson Plank Road
Secaucus, NJ  07094

Barclays Global Investors, N. A.                                    127,000                        25.40%
45 Fremont Street, 33rd Floor
San Francisco, CA  94105

Chase Manhattan Bank Correspondence                                  25,194                         5.04%
Clearing Services
4 New York Plaza
New York, NY  10004


CLASS B
-------

Bankers Trust Company                                                35,930                        79.53%
c/o BT Services Tennessee Inc.
648 Grassmere Park Drive
Nashville, TN  37211

Boston Safe Deposit and Trust Company                                 9,000                        19.92%
c/o Mellon Bank N.A.
Three Mellon Bank Center
Room 153-3015
Pittsburgh, PA  15259

----------------------------------------------


Beneficial owners of more than 5% of the Series 1997-8 Class A and Class B investor certificates as of December 31, 1999, are as follows:


                                                                   NUMBER OF                      % OF
                                                                  CERTIFICATES                   OWNERSHIP
                                                                  ------------                   ---------
CLASS A
-------
Chase Bank of Texas, N.A.                                           206,200                        26.44%
P.O. Box 2558
Houston, TX  77252-2558

Chase Manhattan Bank                                                 71,800                         9.21%
4 New York Plaza, 13th Floor
New York, NY  10004

Chase Manhattan Bank, Trust                                         370,500                        47.50%
4 New York Plaza, 13th Floor
New York, NY 10004


CLASS B
-------

Bankers Trust Company                                                50,482                        71.62%
c/o BT Services Tennessee Inc.
648 Grassmere Park Drive
Nashville, TN  37211

State Street Bank and Trust Company                                  20,000                        28.38%
Global Corp. Action Unit JAB 5NW
1776 Heritage Dr.
No. Quincy, MA  02171

----------------------------------------------


Beneficial owners of more than 5% of the Series 1997-9 Class A and Class B investor certificates as of December 31, 1999, are as follows:

                                                                   NUMBER OF                      % OF
                                                                  CERTIFICATES                   OWNERSHIP
                                                                  ------------                   ---------
CLASS A
-------
Bank of New York (The)                                              345,155                        69.03%
925 Patterson Plank Road
Secaucus, NJ  07094


Bankers Trust Company                                                70,000                        14.00%
c/o BT Services Tennessee Inc.
648 Grassmere Park Drive
Nashville, TN  37211

US Bank National Association                                         32,500                         6.50%
MPFP 1603 Proxy Unit
601 Second Avenue South
Minneapolis, MN  55402


CLASS B
-------

Bankers Trust Company                                                45,180                       100.00%
c/o BT Services Tennessee Inc.
648 Grassmere Park Drive
Nashville, TN  37211

-------------------------------

Beneficial owners of more than 5% of the Series 1997-10 Class A and Class B investor certificates as of December 31, 1999, are as follows:


                                                                   NUMBER OF                      % OF
                                                                  CERTIFICATES                   OWNERSHIP
                                                                  ------------                   ---------
CLASS A
-------

Bank Of New York (The)                                               40,690                         5.81%
925 Patterson Plank Rd.
Secaucus, NJ  07094

Bankers Trust Company                                               147,385                        21.06%
c/o BT Services Tennessee Inc.
648 Grassmere Park Drive
Nashville, TN  37211

Boston Safe Deposit and Trust Company                                76,020                        10.86%
c/o Mellon Bank N.A.
Three Mellon Bank Center
Room 153-3015
Pittsburgh, PA  15259

Chase Manhattan Bank                                                167,135                        23.88%
4 New York Plaza, 13th Floor
New York, NY  10004

Citibank, N.A.                                                       57,040                         8.15%
P.O. Box 30576
Tampa, FL  33630-3576

State Street Bank and Trust Company                                 171,820                        24.55%
Global Corp. Action Unit JAB 5NW
1776 Heritage Dr.
No. Quincy, MA  02171


CLASS B
-------

Boston Safe Deposit and Trust Company                                10,000                        15.81%
c/o Mellon Bank N.A.
Three Mellon Bank Center
Room 153-3015
Pittsburgh, PA  15259

Swiss American Securities Inc.                                       53,253                        84.19%
100 Wall Street
New York, NY  10005

----------------------------------------------


Beneficial owners of more than 5% of the Series 1998-1 Class A and Class B investor certificates as of December 31, 1999, are as follows:

                                                                   NUMBER OF                      % OF
                                                                  CERTIFICATES                   OWNERSHIP
                                                                  ------------                   ---------
CLASS A
-------
Bank of New York (The)                                              102,050                        14.58%
925 Patterson Plank Rd.
Secaucus, NJ  07094

Bankers Trust Company                                               130,750                        18.68%
c/o BT Services Tennessee, Inc.
648 Grassmere Park Drive
Nashville, TN  37211

Chase Manhattan Bank                                                283,175                        40.45%
4 New York Plaza, 13th Floor
New York, NY  10004

Citibank, N.A.                                                       76,700                        10.96%
P.O. Box 30576
Tampa, FL  33630-3576

State Street Bank and Trust Company                                  86,150                        12.31%
Global Corporate Action Unit JAB 5NW
1776 Heritage Dr.
No. Quincy, MA  02171


CLASS B
-------
Bankers Trust Company                                                46,253                        73.12%
c/o BT Services Tennessee, Inc.
648 Grassmere Park Drive
Nashville, TN  37211

Chase Manhattan Bank                                                  6,000                         9.49%
4 New York Plaza, 13th Floor
New York, NY  10004

Citibank, N.A.                                                        6,000                         9.49%
P. O. Box 30576
Tampa, FL  33630-3576

SSB - Bank Portfolio                                                  5,000                         7.90%
Global Corp. Action Unit JAB 5NW
1776 Heritage Dr.
No. Quincy, MA  02171
----------------------------------------------


Beneficial owners of more than 5% of the Series 1998-3 Class A and Class B investor certificates as of December 31, 1999, are as follows:

                                                                   NUMBER OF                      % OF
                                                                  CERTIFICATES                   OWNERSHIP
                                                                  ------------                   ---------
CLASS A
-------

Bank of New York (The)                                              146,500                        18.31%
925 Patterson Plank Road
Secaucus, NJ  07094

Bankers Trust Company                                                81,100                        10.14%
c/o BT Services Tennessee Inc.
648 Grassmere Park Drive
Nashville, TN  37211

Boston Safe Deposit and Trust Company                               231,500                        28.94%
c/o Mellon Bank N.A.
Three Mellon Bank Center
Room 153-3015
Pittsburgh, PA  15259

Chase Manhattan Bank                                                159,900                        19.99%
4 New York Plaza, 13th Floor
New York, NY  10004


Deutsche Bank A. G., New York Branch                                 50,000                         6.25%
31 West 52nd Street
New York, NY  10019

State Street Bank and Trust Company                                 117,700                        14.71%
Global Corporate Action Unit JAB 5NW
1776 Heritage Dr.
No. Quincy, MA  02171


CLASS B
-------

Bankers Trust Company                                                10,000                        13.83%
c/o BT Services Tennessee Inc.
648 Grassmere Park Drive
Nashville, TN 37211

Boston Safe Deposit and Trust Company                                15,289                        21.15%
c/o Mellon Bank N.A.
Three Mellon Bank Center
Room 153-3015
Pittsburgh, PA  15259

Citibank, N.A.                                                       25,000                        34.59%
P.O. Box 30576
Tampa, FL  33630-3576

SSB - Bank Portfolio                                                 22,000                        30.43%
Global Corp. Action Unit JAB 5NW
1776 Heritage Dr.
No. Quincy, MA  02171

-------------------------------------

Beneficial owners of more than 5% of the Series 1998-4 Class A and Class B investor certificates as of December 31, 1999, are as follows:

                                                                   NUMBER OF                      % OF
                                                                  CERTIFICATES                   OWNERSHIP
                                                                  ------------                   ---------
CLASS A
-------

Bankers Trust Company                                                97,275                        13.90%
c/o BT Services Tennessee Inc.
648 Grassmere Park Drive
Nashville, TN  37211

Bank One Trust Co. N.A./Corporate Trust                              61,000                         8.71%
1900 Polaris Pkwy, 4th Floor
Columbus, OH  43240

Boston Safe Deposit and Trust Company                                77,495                        11.07%
c/o Mellon Bank N.A.
Three Mellon Bank Center
Room 153-3015
Pittsburgh, PA  15259

Chase Manhattan Bank                                                 82,000                        11.71%
4 New York Plaza, 13th Floor
New York, NY  10004

Chase Manhattan Bank Correspondence                                  44,000                         6.29%
Clearing Services
4 New York Plaza
New York, NY  10004

Citibank, N.A.                                                       76,245                        10.89%
P.O. Box 30576
Tampa, FL  33630-3576

Norwest Bank Minnesota,                                              38,000                         5.43%
National Association
733 Marquette Avenue
Minneapolis, MN  55479-0056

State Street Bank and Trust Company                                 110,000                        15.71%
Global Corporate Action Unit JAB 5NW
1776 Heritage Dr.
No. Quincy, MA  02171

U.S. Bank National Association                                       70,200                        10.03%
MPFP 1603 Proxy Unit
601 Second Avenue South
Minneapolis, MN  55402


CLASS B
-------

Bankers Trust Company                                                25,253                        39.92%
c/o BT Services Tennessee Inc.
648 Grassmere Park Drive
Nashville, TN  37211

Chase Manhattan Bank                                                 25,000                        39.52%
4 New York Plaza, 13th Floor
New York, NY  10004


Citibank, N.A.                                                       11,000                        17.39%
P.O. Box 30576
Tampa, FL  33630-3576

----------------------------------------------

Beneficial owners of more than 5% of the Series 1998-5 Class A and Class B investor certificates as of December 31, 1999, are as follows:

                                                                   NUMBER OF                      % OF
                                                                  CERTIFICATES                   OWNERSHIP
                                                                  ------------                   ---------
CLASS A
-------

Bank of New York (The)                                              110,000                        16.92%
925 Patterson Plank Road
Secaucus, NJ  07094

Boston Safe Deposit and Trust Company                                51,350                         7.90%
c/o Mellon Bank N.A.
Three Mellon Bank Center
Room 153-3015
Pittsburgh, PA  15259

Chase Manhattan Bank                                                 65,100                        10.02%
4 New York Plaza, 13th Floor
New York, NY  10004

State Street Bank and Trust Company                                 355,000                        54.62%
Global Corp. Action Unit JAB 5NW
1776 Heritage Dr.
No. Quincy, MA  02171


CLASS B
-------

Bankers Trust Company                                                33,735                        57.44%
c/o BT Services Tennessee Inc.
648 Grassmere Park Drive
Nashville, TN  37211

Boston Safe Deposit and Trust Company                                20,000                        34.05%
c/o Mellon Bank N.A.
Three Mellon Bank Center
Room 153-3015
Pittsburgh, PA  15259

Citibank, N.A.                                                        5,000                         8.51%
P.O. Box 30576
Tampa, FL  33630-3576

------------------------------

Beneficial owners of more than 5% of the Series 1998-6 Class A and Class B investor certificates as of December 31, 1999, are as follows:

                                                                   NUMBER OF                      % OF
                                                                  CERTIFICATES                   OWNERSHIP
                                                                  ------------                   ---------
CLASS A
-------

Chase Bank of Texas, N.A.                                           265,000                        33.13%
P.O. Box 2558
Houston, TX  77252-8009

First Union National Bank                                           500,000                        62.50%
201 S. College Street
NC-1151
Charlotte, NC  28288


CLASS B
-------

Bankers Trust Company                                                72,000                        99.60%
c/o BT Services Tennessee Inc.
648 Grassmere Park Drive
Nashville, TN  37211

----------------------------------------------


Beneficial owners of more than 5% of the Series 1998-7 Class A and Class B investor certificates as of December 31, 1999, are as follows:

                                                                   NUMBER OF                      % OF
                                                                  CERTIFICATES                   OWNERSHIP
                                                                  ------------                   ---------
CLASS A
-------

Bank of New York (The)                                              101,000                        13.47%
925 Patterson Plank Road
Secaucus, NJ  07094

Bankers Trust Company                                                78,000                        10.40%
c/o BT Services Tennessee Inc.
648 Grassmere Park Drive
Nashville, TN  37211

Boston Safe Deposit and Trust Company                               109,250                        14.57%
c/o Mellon Bank N.A.
Three Mellon Bank Center
Room 153-3015
Pittsburgh, PA  15259

Chase Manhattan Bank                                                 49,500                         6.60%
4 New York Plaza, 13th Floor
New York, NY  10004

Citibank, N.A.                                                       59,100                         7.88%
P.O. Box 30576
Tampa, FL  33630-3576

Harris Trust & Savings Bank                                          45,750                         6.10%
Proxy Operations
111 West Monroe Street LLE
Chicago, IL  60603

State Street Bank and Trust Company                                 124,500                        16.60%
Global Corporate Action Unit JAB 5NW
1776 Heritage Dr.
No. Quincy, MA  02171


CLASS B
-------

Chase Manhattan Bank                                                 24,000                        35.41%
4 New York Plaza, 13th Floor
New York, NY  10004

Citibank, N.A.                                                       40,770                        60.16%
P.O. Box 30576
Tampa, FL  33630-3576

----------------------------------------------


Beneficial owners of more than 5% of the Series 1998-8 Class A and Class B investor certificates as of December 31, 1999, are as follows:

                                                                   NUMBER OF                      % OF
                                                                  CERTIFICATES                   OWNERSHIP
                                                                  ------------                   ---------
CLASS A
-------

SSB - Trust Custody                                                 500,000                       100.00%
225 Franklin Street, M4
Boston, MA  02110



CLASS B
-------
Bankers Trust Company                                                42,180                        93.36%
c/o BT Services Tennessee Inc.
648 Grassmere Park Drive
Nashville, TN  37211

Harris Trust & Savings Bank                                           3,000                         6.64%
Proxy Operations
111 West Monroe Street LLE
Chicago, IL  60603

----------------------------------------------


Beneficial owners of more than 5% of the Series 1998-9 Class A and Class B investor certificates as of December 31, 1999, are as follows:


                                                                   NUMBER OF                      % OF
                                                                  CERTIFICATES                   OWNERSHIP
                                                                  ------------                   ---------
CLASS A
-------
Bank of New York (The)                                               40,882                         6.29%
925 Patterson Plank Road
Secaucus, NJ  07094

Bankers Trust Company                                               245,585                        37.78%
c/o BT Services Tennessee Inc.
648 Grassmere Park Drive
Nashville, TN  37211

Boston Safe Deposit and Trust Company                                93,745                        14.42%
c/o Mellon Bank N.A.
Three Mellon Bank Center
Room 153-3015
Pittsburgh, PA  15259

State Street Bank and Trust Company                                  91,534                        14.08%
Global Corporate Action Unit JAB 5NW
1776 Heritage Dr.
No. Quincy, MA  02171


CLASS B
-------

Bank of New York (The)                                               20,203                        45.08%
925 Patterson Plank Road
Secaucus, NJ  07094

Boston Safe Deposit and Trust Company                                 2,485                         5.54%
c/o Mellon Bank, N.A.
Three Mellon Bank Center
Room 153-3015
Pittsburgh, PA  15259

Chase Manhattan Bank                                                 10,070                        22.46%
4 New York Plaza, 13th Floor
New York, NY  10004

Northern Trust Company (The)                                          2,750                         6.13%
801 S. Canal C-IN
Chicago, IL  60607

State Street Bank and Trust Company                                   6,500                        14.50%
Global Corporate Action Unit JAB 5NW
1776 Heritage Dr.
No. Quincy, MA  02171

----------------------------------------------

Beneficial owners of more than 5% of the Series 1999-1 Class A and Class B investor certificates as of December 31, 1999, are as follows:


                                                                   NUMBER OF                      % OF
                                                                  CERTIFICATES                   OWNERSHIP
                                                                  ------------                   ---------
CLASS A
-------
Boston Safe Deposit and Trust Company                                52,398                         5.24%
c/o Mellon Bank N. A.
Three Mellon Bank Center
Room 153-3015
Pittsburgh, PA  15259

Bankers Trust Company/                                              252,740                        25.27%
Banc One Capital Markets Inc.
16 Wall Street, 5th Floor
New York, NY  10005

Chase Manhattan Bank                                                127,500                        12.75%
4 New York Plaza, 13th Floor
New York, NY  10004

Citibank, N. A.                                                      94,260                         9.43%
P. O. Box 30576
Tampa, FL  33630-3576

State Street Bank and Trust Company                                 294,300                        29.43%
Global Corporate Action Unit JAB 5NW
1776 Heritage Dr.
No. Quincy, MA  02171

Swiss American Securities Inc.                                       70,400                         7.04%
100 Wall Street
New York, NY  10005


CLASS B
-------

Bank of New York (The)                                               25,361                        28.06%
925 Patterson Plank Rd.
Secaucus, NJ  07094

Bankers Trust Company                                                10,000                        11.07%
c/o BT Services Tennessee Inc.
648 Grassmere Park Drive
Nashville, TN  37211

Chase Manhattan Bank                                                 25,000                        27.67%
4 New York Plaza, 13th Floor
New York, NY 10004

Fuji Bank and Trust Company (The)                                    25,000                        27.67%
2 World Trade Center, 81st Floor
New York, NY  10048

Norwest Bank Minnesota                                                5,000                         5.53%
National Association
733 Marquette Avenue
Minneapolis, MN  55479-0056

----------------------------------------------


Beneficial owners of more than 5% of the Series 1999-2 Class A and Class B investor certificates as of December 31, 1999, are as follows:

                                                                   NUMBER OF                      % OF
                                                                  CERTIFICATES                   OWNERSHIP
                                                                  ------------                   ---------
CLASS A
-------
Boston Safe Deposit and Trust Company                               100,000                        20.00%
c/o Mellon Bank N. A.
Three Mellon Bank Center
Room 153-3015
Pittsburgh, PA  15259

Chase Manhattan Bank                                                 54,000                        10.80%
4 New York Plaza, 13th Floor
New York, NY  10004

Citibank, N.A.                                                       79,850                        15.97%
P. O. Box 30576
Tampa, FL  33630-3576


State Street Bank and Trust Company                                 161,000                        32.20%
Global Corporate Action Unit JAB 5NW
1776 Heritage Dr.
No. Quincy, MA  02171

Swiss American Securities Inc.                                       47,150                         9.43%
100 Wall Street
New York, NY  10005

U.S. Bank National Association                                       35,000                         7.00%
MPFP 1603 Proxy Unit
601 Second Avenue South
Minneapolis, MN  55402


CLASS B
-------

Bankers Trust Company                                                25,000                        55.33%
c/o BT Services Tennessee Inc.
648 Grassmere Park Drive
Nashville, TN  37211

Fuji Bank and Trust Company (The)                                    20,180                        44.67%
2 World Trade Center, 81st Floor
New York, NY  10048

----------------------------------------------


Beneficial owners of more than 5% of the Series 1999-3 Class A and Class B investor certificates as of December 31, 1999, are as follows:

                                                                   NUMBER OF                      % OF
                                                                  CERTIFICATES                   OWNERSHIP
                                                                  ------------                   ---------
CLASS A
-------

Bank of New York (The)                                               46,476                         6.64%
925 Patterson Plank Rd.
Secaucus, NJ  07094

Bankers Trust Company                                               138,500                        19.79%
c/o BT Services Tennessee Inc.
648 Grassmere Park Drive
Nashville, TN  37211

Boston Safe Deposit and Trust Company                                67,808                         9.69%
c/o Mellon Bank N.A.
Three Mellon Bank Center,
Room 153-3015
Pittsburgh, PA  15259

Citibank, N.A.                                                       45,000                         6.43%
P. O. Box 30576
Tampa, FL  33630-3576


State Street Bank and Trust Company                                 332,000                        47.43%
Global Corporate Action Unit JAB 5NW
1776 Heritage Dr.
No. Quincy, MA  02171


CLASS B
-------

Bank of New York (The)                                               18,667                        34.46%
925 Patterson Plank Rd.
Secaucus, NJ  07094

Bankers Trust Company                                                 7,000                        12.92%
c/o BT Services Tennessee Inc.
648 Grassmere Park Drive
Nashville, TN  37211

Boston Safe Deposit and Trust Company                                 5,500                        10.16%
c/o Mellon Bank N.A.
Three Mellon Bank Center,
Room 153-3015
Pittsburgh, PA  15259

Chase Manhattan Bank                                                  3,000                         5.54%
4 New York Plaza, 13th Floor
New York, NY  10004

Fuji Bank and Trust Company (The)                                    20,000                        36.92%
2 World Trade Center, 81st Floor
New York, NY  10048

----------------------------------------------


Beneficial owners of more than 5% of the Series 1999-4 Class A and Class B investor certificates as of December 31, 1999, are as follows:


                                                                   NUMBER OF                      % OF
                                                                  CERTIFICATES                   OWNERSHIP
                                                                  ------------                   ---------
CLASS A
-------
Boston Safe Deposit and Trust Company                                75,300                        15.06%
c/o Mellon Bank N.A.
Three Mellon Bank Center,
Room 153-3015
Pittsburgh, PA  15259

Chase Manhattan Bank                                                143,000                        28.60%
4 New York Plaza, 13th Floor
New York, NY  10004

Deutsche Bank, A.G., New York Branch                                 29,700                         5.94%
31 West 52nd Street
New York, NY  10019

Northern Trust Company (The)                                         60,500                        12.10%
801 S. Canal C-IN
Chicago, IL  60607

State Street Bank and Trust Company                                 167,000                        33.40%
Global Corporate Action Unit JAB 5NW
1776 Heritage Dr.
No. Quincy, MA  02171


CLASS B
-------

Boston Safe Deposit and Trust Company                                10,000                        25.85%
c/o Mellon Bank N.A.
Three Mellon Bank Center,
Room 153-3015
Pittsburgh, PA  15259

Bank of Tokyo-Mitsubishi Trust Company                                8,691                        22.46%
Trust Operations Dept Plaza 3
5th Floor Harborside Fin'L Ctr
Jersey City, NJ  07311-1904

Citibank, N. A.                                                      20,000                        51.69%
P. O. Box 30576
Tampa, FL  33630-3576

----------------------------------------------

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

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
          ON FORM 8-K

(a)  The following documents are filed as part of this Report:

          3.   Exhibits:

               99.00 Independent Accountants' Reports of Arthur Andersen LLP on Management's Assertions.

(b)       Not applicable

(c)       See item 14(a)3 above

(d)       Not applicable

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 24, 2000.

                                FIRST USA BANK, NATIONAL ASSOCIATION
                                         As Servicer

                                By:      /s/Anthony F. Vuoto
                                     --------------------------
                                     Anthony F. Vuoto
                                     President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 24, 2000.

            Signature                  Title
            ---------                  -----


   /s/William P. Boardman           Director and Principal Executive Officer
-----------------------------
     William P. Boardman


    /s/ George P. Hubley
-----------------------------       Director, Principal Financial Officer and
       George P. Hubley             Principal Accounting Officer


    /s/ Anthony F. Vuoto            Director
-----------------------------
      Anthony F. Vuoto


      /s/Michael Looney             Director
-----------------------------
        Michael Looney


      /s/Marvin W. Adams            Director
------------------------------
         Marvin W. Adams


      /s/Roger S. Deacon            Director
------------------------------
        Roger S. Deacon


      /s/William Garner             Director
-------------------------------
        William Garner