Form 10-K
period 2000-12-31
FIRST USA CREDIT CARD MASTER TRUST
filed 2001-04-02
CIK 890493

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-K
                                   _________

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934
                   For the Fiscal Year Ended December 31, 2000

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                        Commission file number 33-99362
                        _______________________________


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

Securities registered pursuant to Section 12(g) of the Act:
Series 1994-4, Class A Floating Rate Asset Backed Certificates and Class B Floating Rate Asset Backed Certificates
Series 1994-6, Class A Floating Rate Asset Backed Certificates and Class B Floating Rate Asset Backed Certificates
Series 1994-8, Class A Floating Rate Asset Backed Certificates and Class B Floating Rate Asset Backed Certificates
Series 1995-2, Class A Floating Rate Asset Backed Certificates
Series 1996-1, Class A Floating Rate Asset Backed Certificates and Class B Floating Rate Asset Backed Certificates
Series 1996-2, Class A Floating Rate Asset Backed Certificates and Class B Floating Rate Asset Backed Certificates
Series 1996-4, Class A Floating Rate Asset Backed Certificates and Class B Floating Rate Asset Backed Certificates
Series 1996-6, Class A Floating Rate Asset Backed Certificates and Class B Floating Rate Asset Backed Certificates
Series 1996-8, Class A Floating Rate Asset Backed Certificates and Class B Floating Rate Asset Backed Certificates
Series 1997-1, Class A Floating Rate Asset Backed Certificates and Class B Floating Rate Asset Backed Certificates
Series 1997-2, Class A Floating Rate Asset Backed Certificates and Class B Floating Rate Asset Backed Certificates
Series 1997-3, Class A Floating Rate Asset Backed Certificates and Class B Floating Rate Asset Backed Certificates
Series 1997-4, Class A Floating Rate Asset Backed Certificates and Class B Floating Rate Asset Backed Certificates
Series 1997-5, Class A Floating Rate Asset Backed Certificates and Class B Floating Rate Asset Backed Certificates
Series 1997-6, Class A 6.42% Asset Backed Certificates and Class B 6.58% Asset Backed Certificates
Series 1997-7, Class A Floating Rate Asset Backed Certificates and Class B Floating Rate Asset Backed Certificates
Series 1997-8, Class A Floating Rate Asset Backed Certificates and Class B Floating Rate Asset Backed Certificates
Series 1997-9, Class A Floating Rate Asset Backed Certificates and Class B Floating Rate Asset Backed Certificates
Series 1997-10, Class A Floating Rate Asset Backed Certificates and Class B Floating Rate Asset Backed Certificates
Series 1998-1, Class A Floating Rate Asset Backed Certificates and Class B Floating Rate Asset Backed Certificates
Series 1998-3, Class A Floating Rate Asset Backed Certificates and Class B Floating Rate Asset Backed Certificates
Series 1998-4, Class A Floating Rate Asset Backed Certificates and Class B Floating Rate Asset Backed Certificates
Series 1998-5, Class A Floating Rate Asset Backed Certificates and Class B Floating Rate Asset Backed Certificates
Series 1998-6, Class A Floating Rate Asset Backed Certificates and Class B Floating Rate Asset Backed Certificates
Series 1998-7, Class A Floating Rate Asset Backed Certificates and Class B Floating Rate Asset Backed Certificates
Series 1998-8, Class A Floating Rate Asset Backed Certificates and Class B Floating Rate Asset Backed Certificates
Series 1998-9, Class A 5.28% Asset Backed Certificates and Class B 5.55% Asset Backed Certificates
Series 1999-1, Class A Floating Rate Asset Backed Certificates and Class B Floating Rate Asset Backed Certificates
Series 1999-2, Class A Floating Rate Asset Backed Certificates and Class B Floating Rate Asset Backed Certificates
Series 1999-3, Class A Floating Rate Asset Backed Certificates and Class B Floating Rate Asset Backed Certificates
Series 1999-4, Class A Floating Rate Asset Backed Certificates and Class B Floating Rate Asset Backed Certificates

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES     |X|   NO     |_|

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

     Not Applicable.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

================================================================================

                     FIRST USA BANK, NATIONAL ASSOCIATION
                       FIRST USA CREDIT CARD MASTER TRUST
                          2000 FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS

                                                                                                           PAGE
                                                                                                           ----
Introductory Note.........................................................................................     3
                                                 PART I

                                                                                                           PAGE
                                                                                                           ----
ITEM 1.       Business....................................................................................     5
ITEM 2.       Properties..................................................................................     5
ITEM 3.       Legal Proceedings...........................................................................     6
ITEM 4.       Submission of Matters to a Vote of Security Holders.........................................     6


                                                 PART II

ITEM 5.       Market for Registrant's Common Equity and Related Stockholder Matters.......................     7
ITEM 6.       Selected Financial Data.....................................................................     9
ITEM 7.       Management's Discussion and Analysis of Financial Condition
                and Results of Operations.................................................................     9
ITEM 7A.      Quantitative and Qualitative Disclosures About Market Risk..................................     9
ITEM 8.       Financial Statements and Supplementary Data.................................................     9
ITEM 9.       Changes in and Disagreements with Accountants on Accounting
                and Financial Disclosure..................................................................     9

                                                PART III

ITEM 10.      Directors and Executive Officers of the Registrant..........................................     9
ITEM 11.      Executive Compensation......................................................................     9
ITEM 12.      Security Ownership of Certain Beneficial Owners and Management..............................     9
ITEM 13.      Certain Relationships and Related Transactions..............................................    40

                                                 PART IV

ITEM 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K.............................    40

                                               SIGNATURES

Signatures    ............................................................................................    41

                               Introductory Note
                               _________________


First USA Bank, National Association (the "Bank") is the transferor and servicer (in such capacities, the "Transferor" and the "Servicer") under the Pooling and Servicing Agreement (the "Agreement"), dated as of September 1, 1992, and the following series supplements (the "Supplements"):

                  Supplement                            Dated as of
                  ----------                            -----------
                  1994-4                                June 1, 1994
                  1994-6                                July 30, 1994
                  1994-8                                November 8, 1994
                  1995-2                                March 1, 1995
                  1996-1                                March 6, 1996
                  1996-2                                June 4, 1996
                  1996-4                                August 6, 1996
                  1996-6                                November 13, 1996
                  1996-8                                December 11, 1996
                  1997-1                                February 4, 1997
                  1997-2                                May 8, 1997
                  1997-3                                June 10, 1997
                  1997-4                                June 10, 1997
                  1997-5                                August 7, 1997
                  1997-6                                September 9, 1997
                  1997-7                                September 9, 1997
                  1997-8                                September 23, 1997
                  1997-9                                October 9, 1997
                  1997-10                               December 23, 1997
                  1998-1                                May 21, 1998
                  1998-3                                June 25, 1998
                  1998-4                                July 22, 1998
                  1998-5                                August 27, 1998
                  1998-6                                August 27, 1998
                  1998-7                                September 17, 1998
                  1998-8                                September 17, 1998
                  1998-9                                December 22, 1998
                  1999-1                                February 24, 1999
                  1999-2                                February 24, 1999
                  1999-3                                May 4, 1999
                  1999-4                                May 26, 1999



The Agreement and Supplements are by and between the Bank, as Transferor and Servicer, and The Bank of New York (Delaware) as trustee (the "Trustee"), providing for the issuance of First USA Credit Card Master Trust Asset Backed Certificates (the "Certificates"). The Bank is the originator of the First USA Credit Card Master Trust (the "Registrant"). The Certificates do not represent obligations of or interests in the Bank. Lomas Bank USA, the predecessor of the Bank, applied for an exemption from certain reporting requirements pursuant to
Section 12(h) of the Securities and Exchange Act of 1934. The Securities and Exchange Commission granted Lomas Bank USA an exemption from certain reporting requirements pursuant to an Order of the Securities and Exchange Commission dated March 28, 1989. The Bank is relying on such order in not responding to various items of Form 10-K. Such items are designated herein as "Not Applicable."

The Bank is a direct, wholly owned subsidiary of BANK ONE CORPORATION ("BANK ONE").

Effective September 17, 1999, the Bank was merged with and into FCC National Bank, an affiliated national banking association, and the surviving entity. The surviving entity was renamed "First USA Bank, National Association".

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

The First USA Credit Card Master Trust has made the following final payments with respect to the following Series:

 .    The final payments with respect to Series 1995-5 Asset Backed Certificates and the Series 1995-6 Asset Backed Certificates issued by the First USA Credit Card Master Trust were made on September 15, 2000 and November 15, 2000, respectively. Therefore information with respect to such certificates is not included in this report.

 .    The final payment for the Floating Rate Asset Backed Certificates, Series
     1996-7 issued pursuant to the Agreement and the 1996-7 Supplement dated as of December 11, 1996 was made on February 10, 2000.

                                    PART I

ITEM 1.   BUSINESS

Not applicable

ITEM 2.   PROPERTIES

The property of the First USA Credit Card Master Trust (the "Trust") includes and will include receivables (the "Receivables") arising under certain
VISA(R) and MasterCard(R)/*/ revolving credit card accounts (the "Accounts") selected by the Transferor from a portfolio of VISA and MasterCard credit card accounts owned by First USA Bank, National Association (the "Transferor"), all monies due or to become due in payment of the Receivables, all proceeds of the Receivables and all monies on deposit in certain bank accounts of the Trust (other than certain investment earnings on such amounts), all amounts received by the Transferor or the Servicer with respect to Receivables in accounts which are written off as uncollectible ("Recoveries) and any Enhancement issued with respect to any undivided ownership interest in the assets of the Trust issued from time to time in one or more Series ("Series") or any class of such Series (a "Class"). The term "Enhancement" means, with respect to any Series or Class, any letter of credit, cash collateral account or guaranty, collateral invested amount, guaranteed rate agreement, maturity guaranty facility, tax protection agreement, interest rate swap or other contract or agreement for the benefit of certificateholders of such Series or Class. Enhancement may also take the form of subordination of one or more classes of a Series to any other Class or Classes of a Series or a cross-support feature which requires collections on receivables of one Series to be paid as principal and/or interest with respect to another Series.

The Transferor originally conveyed to the Trustee all Receivables existing under certain Accounts that were selected by the Transferor from the portfolio of VISA and MasterCard credit card accounts owned by the Transferor (the "Bank Portfolio"), based on criteria provided in the Pooling and Servicing Agreement as applied on August 21, 1992 (the "Cut Off Date"). Since the Cut Off Date, the Transferor has transferred to the Trust the Receivables in certain additional Accounts ("Additional Accounts") in accordance with the provisions of the Pooling and Servicing Agreement. The Transferor expects from time to time (subject to certain limitations and conditions), and in certain circumstances will be obligated, to designate Additional Accounts the Receivables in which will be included in the Trust. The Transferor will transfer to the Trust all Receivables in such Additional Accounts, whether such Receivables are then existing or thereafter created. The addition to the Trust of Receivables in Additional Accounts will be subject to certain conditions including, among others, that (a) each such Additional Account must be an eligible account at the time of its designation for inclusion in the Trust and (b) no selection procedure believed by the Transferor to be materially adverse to the interests of the holders of any Series of certificates will have been used in selecting such Additional Accounts.

The Receivables conveyed to the Trust have arisen and will arise in Accounts selected from the Bank Portfolio on the basis of criteria set forth in the Pooling and Servicing Agreement (the "Trust Portfolio"). The Receivables in the Trust Portfolio, as of the close of business on December 31, 2000, consisted of $37,148,867,971.99 of Principal Receivables and $769,230,943.56 of Finance Charge Receivables. As of December 31, 2000, Cardholders whose Accounts are included in the Trust Portfolio,

____________
/*/ VISA(R) and MasterCard(R) and are registered trademarks of Visa USA Incorporated and MasterCard International Incorporated, respectively.

had billing addresses in 50 states, the District of Columbia and other United States territories and possessions.

The following table summarizes the Composition by Period of Delinquency for the Trust Portfolio as of the close of business on December 31, 2000. Because the future composition of the Trust Portfolio may change over time, this table is not necessarily indicative of the composition of the Trust Portfolio at any subsequent time.

                      Composition by Period of Delinquency
                                Trust Portfolio



                 Period of Delinquency
                  (Days Contractually                        Amount of
                      Delinquent)                           Receivables
                      ----------                            -----------
        35 to 64 Days.........................             $518,381,000.45
        65 to 94 Days.........................             $376,121,357.80
        95 to 124 Days........................             $285,646,320.17
        125 to 154 Days.......................             $237,788,846.10
        155 to 184 Days.......................             $193,364,977.00
        185 or More Days.....................                        $0.00
        Total.................................           $1,611,302,501.52
                                                         =================


The aggregate amount of Receivables written off during the twelve-month reporting period was $2,037,324,902 and represented approximately 5.58% of the average Receivables balance outstanding during such period. The investor percentage of Principal Receivables written off (the "Investor Default Amount") during the reporting period was $1,594,071,567. The Investor Default Amount as a percentage of the average invested amount outstanding during the reporting period was approximately 5.57%.

ITEM 3.   LEGAL PROCEEDINGS

There are no material pending legal proceedings with respect to the Trust, involving the Trust, the Trustee or the Registrant. The Bank is a defendant in various lawsuits, including lawsuits seeking class action certification in both state and federal courts. These lawsuits challenge certain policies and practices of the Bank's credit card business. A few of these lawsuits have been conditionally certified as class actions to permit settlement of the claims. The Bank has defended itself against claims in the past and intends to continue to do so in the future. While it is impossible to predict the outcome of any of these lawsuits, the Bank believes that any liability which might result from these lawsuits will not have a material adverse effect on the Trust.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

As of December 31, 2000, the number of holders of record identified by the Depository Trust Company for the respective Series is as follows:


Investor Certificate Description                       Record Holders
_____________________________________________________________________

Series 1994-4 Class A                                        25
Series 1994-4 Class B                                         3

Series 1994-6 Class A                                        16
Series 1994-6 Class B                                         5

Series 1994-8 Class A                                        26
Series 1994-8 Class B                                         4

Series 1995-2 Class A                                        23

Series 1996-1 Class A                                        25
Series 1996-1 Class B                                         8

Series 1996-2 Class A                                        18
Series 1996-2 Class B                                         5

Series 1996-4 Class A                                        15
Series 1996-4 Class B                                         3

Series 1996-6 Class A                                        21
Series 1996-6 Class B                                         9

Series 1996-8 Class A                                         7
Series 1996-8 Class B                                         3

Series 1997-1 Class A                                         9
Series 1997-1 Class B                                         7

Series 1997-2 Class A                                        21
Series 1997-2 Class B                                         6

Series 1997-3 Class A                                         8
Series 1997-3 Class B                                         2

Series 1997-4 Class A                                         7
Series 1997-4 Class B                                         3

Series 1997-5 Class A                                        11
Series 1997-5 Class B                                         2

Series 1997-6 Class A                                        69
Series 1997-6 Class B                                        27

Investor Certificate Description                        Record Holders
______________________________________________________________________

Series 1997-7 Class A                                          11
Series 1997-7 Class B                                           3

Series 1997-8 Class A                                           8
Series 1997-8 Class B                                           3

Series 1997-9 Class A                                           4
Series 1997-9 Class B                                           1

Series 1997-10 Class A                                         24
Series 1997-10 Class B                                          2

Series 1998-1 Class A                                          27
Series 1998-1 Class B                                           5

Series 1998-3 Class A                                          12
Series 1998-3 Class B                                           4

Series 1998-4 Class A                                          20
Series 1998-4 Class B                                           6

Series 1998-5 Class A                                          10
Series 1998-5 Class B                                           3

Series 1998-6 Class A                                           3
Series 1998-6 Class B                                           2

Series 1998-7 Class A                                          29
Series 1998-7 Class B                                           3

Series 1998-8 Class A                                           5
Series 1998-8 Class B                                           2

Series 1998-9 Class A                                          38
Series 1998-9 Class B                                          15

Series 1999-1 Class A                                          16
Series 1999-1 Class B                                           4

Series 1999-2 Class A                                          10
Series 1999-2 Class B                                           2

Series 1999-3 Class A                                           8
Series 1999-3 Class B                                           5

Series 1999-4 Class A                                           7
Series 1999-4 Class B                                           3

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

Beneficial owners of more than 5% of the Series 1994-4 Class A and Class B investor certificates as of December 31, 2000, are as follows:

                                                         NUMBER OF                       % OF
                                                       CERTIFICATES                   OWNERSHIP
                                                       ------------                   ---------
CLASS A
-------

Bank of New York (The)                                    51,040                         7.03%
925 Patterson Plank Road
Secaucus, NJ  07094

Bankers Trust Company                                     77,690                        10.69%
648 Grassmere Park Road
Nashville, TN  37211

Boston Safe Deposit and Trust Company                    115,430                        15.89%
c/o Mellon Bank N.A.
Three Mellon Bank Center
Room 153-3015
Pittsburgh, PA  15259

Chase Manhattan Bank                                     162,165                        22.32%
4 New York Plaza, 13th Floor
New York, NY  10004

Prudential Securities Custody                             60,000                         8.26%
c/o ADP Proxy Services
51 Mercedes Way
Edgewood, NY  11717

State Street Bank and Trust Company                      121,625                        16.74%
1776 Heritage Dr.
Global Corp. Action Unit JAB 5NW
No. Quincy, MA  02171

UBS Warburg LLC/CMO                                       37,755                         5.20%
677 Washington Boulevard
Stamford, CT  06901


CLASS B
-------

Boston Safe Deposit and Trust Company                     25,000                        44.21%
c/o Mellon Bank N.A.
Three Mellon Bank Center
Room 153-3015
Pittsburgh, PA  15259


Chase Manhattan Bank                                       9,950                        17.59%
4 New York Plaza, 13th Floor
New York, NY  10004

Citibank, N.A.                                            21,600                        38.20%
3800 Citicorp Center Tampa
Tampa, FL  33610-9122

______________________________________________

Beneficial owners of more than 5% of the Series 1994-6 Class A and Class B investor certificates as of December 31, 2000, are as follows:

                                                         NUMBER OF                      % OF
                                                       CERTIFICATES                   OWNERSHIP
                                                       ------------                   ---------
CLASS A
-------

Bank of New York (The)                                    83,300                        11.11%
925 Patterson Plank Road
Secaucus, NJ  07094

Bankers Trust Company                                     41,800                         5.57%
648 Grassmere Park Road
Nashville, TN  37211

Boston Safe Deposit and Trust Company                    134,725                        17.96%
c/o Mellon Bank N.A.
Three Mellon Bank Center
Room 153-3015
Pittsburgh, PA  15259

Brown Brothers Harriman & Co.                             40,025                         5.34%
63 Wall Street, 8th Floor
New York, NY  10005

Chase Manhattan Bank                                     191,000                        25.48%
4 New York Plaza, 13th Floor
New York, NY  10004

Investors Bank & Trust Company                            52,000                         6.93%
200 Clarendon Street
15th Floor Hancock Tower
Boston, MA  02116

State Street Bank and Trust Company                      171,925                        22.92%
1776 Heritage Dr.
Global Corp. Action Unit JAB 5NW
No. Quincy, MA  02171

CLASS B
-------

Boston Safe Deposit and Trust Company                     16,000                        27.41%
c/o Mellon Bank N.A.
Three Mellon Bank Center
Room 153-3015
Pittsburgh, PA  15259

Chase Manhattan Bank                                       8,300                        14.22%
4 New York Plaza, 13th Floor
New York, NY  10004

Citibank, N.A.                                            26,600                        45.56%
3800 Citicorp Center Tampa
Tampa, FL  33610-9122

UBS Warburg LLC/CMO                                        6,480                        11.10%
677 Washington Boulevard
Stamford, CT  06901

_________________________________________________

Beneficial owners of more than 5% of the Series 1994-8 Class A and Class B investor certificates as of December 31, 2000, are as follows:

                                                         NUMBER OF                      % OF
                                                       CERTIFICATES                   OWNERSHIP
                                                       ------------                   ---------
CLASS A
-------

Boston Safe Deposit and Trust Company                     28,101                         5.62%
c/o Mellon Bank N.A.
Three Mellon Bank Center
Room 153-3015
Pittsburgh, PA  15259

Chase Manhattan Bank                                     177,680                        35.54%
4 New York Plaza, 13th Floor
New York, NY  10004

Citibank, N.A.                                            77,855                        15.57%
3800 Citicorp Center Tampa
Tampa, FL  33610-9122

Fuji Bank and Trust Company (The)                         35,000                         7.00%
2 World Trade Center, 81st Floor
New York, NY  10048

Northern Trust Company (The)                              28,640                         5.73%
801 S. Canal C-IN
Chicago, IL  60607

State Street Bank and Trust Company                      121,185                        24.24%
1776 Heritage Dr.
Global Corp. Action Unit JAB 5NW
No. Quincy, MA  02171


CLASS B
-------

Chase Manhattan Bank                                      10,500                        26.82%
4 New York Plaza, 13th Floor
New York, NY  10004

Citibank, N.A.                                            10,000                        25.54%
3800 Citicorp Center Tampa
Tampa, FL  33610-9122

UBS Warburg LLC/CMO                                       10,000                        25.54%
677 Washington Boulevard
Stamford, CT  06901

________________________________________________

Beneficial owners of more than 5% of the Series 1995-2 Class A investor certificates as of December 31, 2000, are as follows:

                                                         NUMBER OF                      % OF
                                                       CERTIFICATES                   OWNERSHIP
                                                       ------------                   ---------
CLASS A
-------

Bank of New York (The)                                    56,335                         8.54%
925 Patterson Plank Road
Secaucus, NJ  07094

Bankers Trust Company                                     75,155                        11.39%
648 Grassmere Park Road
Nashville, TN  37211

Bank of New York (The)/Credit Agricole                    35,300                         5.35%
One Wall Street
New York, NY  10286

Brown Brothers Harriman & Co.                             39,500                         5.98%
63 Wall Street, 8th Floor
New York, NY  10005

Chase Manhattan Bank                                     157,984                        23.94%
4 New York Plaza, 13th Floor
New York, NY  10004

Chase Manhattan Bank, Trust                               43,431                         6.58%
4 New York Plaza
New York, NY  10004

Fuji Bank and Trust Company (The)                         40,000                         6.06%
2 World Trade Center, 81st Floor
New York, NY  10048

State Street Bank and Trust Company                       42,300                         6.41%
1776 Heritage Dr.
Global Corp. Action Unit JAB 5NW
No. Quincy, MA  02171

U.S. Bank National Association                            44,920                         6.81%
MPFP 1603 Proxy Unit
601 Second Avenue South
Minneapolis, MN  55402

Wells Fargo Bank Minnesota, N.A.                          41,450                         6.28%
733 Marquette Avenue
Minneapolis, MN  55479

______________________________________________

Beneficial owners of more than 5% of the Series 1996-1 Class A and Class B investor certificates as of December 31, 2000, are as follows:

                                                         NUMBER OF                       % OF
                                                       CERTIFICATES                   OWNERSHIP
                                                       ------------                   ---------
CLASS A
-------

Bank of New York (The)                                    79,660                        10.62%
925 Patterson Plank Road
Secaucus, NJ  07094

Bankers Trust Company                                    151,981                        20.26%
648 Grassmere Park Road
Nashville, TN  37211

Chase Manhattan Bank                                     115,615                        15.42%
4 New York Plaza, 13th Floor
New York, NY  10004

Northern Trust Company (The)                              57,904                         7.72%
801 S. Canal C-IN
Chicago, IL  60607

State Street Bank and Trust Company                      241,762                        32.23%
1776 Heritage Dr.
Global Corp. Action Unit JAB 5NW
No. Quincy, MA  02171


CLASS B
-------

Boston Safe Deposit and Trust Company                      5,900                         8.71%
c/o Mellon Bank N.A.
Three Mellon Bank Center
Room 153-3015
Pittsburgh, PA  15259

Citibank, N.A.                                            35,000                        51.65%
3800 Citicorp Center Tampa
Tampa, FL  33610-9122

Harris Trust & Savings Bank                                5,000                         7.38%
Proxy Operations
111 West Monroe Street
Chicago, IL  60603

SSB - Bank Portfolio                                      10,000                        14.76%
1776 Heritage Dr.
Global Corp. Action Unit JAB 5NW
No. Quincy, MA  02171

UBS Warburg LLC/CMO                                        6,670                         9.84%
677 Washington Boulevard
Stamford, CT  06901

______________________________________________

Beneficial owners of more than 5% of the Series 1996-2 Class A and Class B investor certificates as of December 31, 2000, are as follows:

                                                         NUMBER OF                      % OF
                                                       CERTIFICATES                   OWNERSHIP
                                                       ------------                   ---------
CLASS A
-------

Bank of New York (The)                                    52,470                         8.75%
925 Patterson Plank Road
Secaucus, NJ  07094

Chase Manhattan Bank                                     195,490                        32.58%
4 New York Plaza, 13th Floor
New York, NY  10004

Citibank, N.A.                                                       33,000                         5.50%
3800 Citicorp Center Tampa
Tampa, FL  33610-9122

State Street Bank and Trust Company                                 292,369                        48.73%
1776 Heritage Dr.
Global Corp. Action Unit JAB 5NW
No. Quincy, MA  02171


CLASS B
-------

Bank of New York (The)                                                7,000                        12.89%
925 Patterson Plank Road
Secaucus, NJ  07094

Bankers Trust Company                                                13,000                        23.94%
648 Grassmere Park Road
Nashville, TN  37211

Citibank, N.A.                                                       20,000                        36.83%
3800 Citicorp Center Tampa
Tampa, FL  33610-9122

Investors Bank & Trust Company                                        7,300                        13.45%
200 Clarendon Street
15th Fl Hancock Tower
Boston, MA  02116

State Street Bank and Trust Company                                   7,000                        12.89%
1776 Heritage Dr.
Global Corporate Action Unit JAB 5NW
No. Quincy, MA  02171

______________________________________________

Beneficial owners of more than 5% of the Series 1996-4 Class A and Class B investor certificates as of December 31, 2000, are as follows:

                                                                   NUMBER OF                      % OF
                                                                 CERTIFICATES                   OWNERSHIP
                                                                 ------------                   ---------
CLASS A
-------

Bank of New York (The)                                               94,590                        18.92%
925 Patterson Plank Road
Secaucus, NJ  07094

Boston Safe Deposit and Trust Company                                30,000                         6.00%
c/o Mellon Bank N.A.
Three Mellon Bank Center
Room 153-3015
Pittsburgh, PA  15259

Chase Manhattan Bank                                                 89,000                        17.80%
4 New York Plaza, 13th Floor
New York, NY  10004

Chase Manhattan Bank Correspondence Clearing                         25,000                         5.00%
Services
4 New York Plaza
New York, NY  10004

Deutsche Banc Alex. Brown Inc.-DBSI Account                          61,700                        12.34%
175 Water Street
New York, NY  10038

Merrill Lynch, Pierce Fenner & Smith                                 60,000                        12.00%
Safekeeping
4 Corporate Place
Corporate Park 287
Piscataway, NJ  08855

State Street Bank and Trust Company                                  29,000                         5.80%
1776 Heritage Dr.
Global Corporate Action Unit JAB 5NW
No. Quincy, MA  02171

U.S. Bank National Association                                       35,000                         7.00%
MPFP 1603 Proxy Unit
Minneapolis, MN  55402

CLASS B
-------

Bankers Trust Company                                                26,930                        59.61%
648 Grassmere Park Road
Nashville, TN  37211

Boston Safe Deposit and Trust Company                                16,050                        35.52%
c/o Mellon Bank N.A.
Three Mellon Bank Center
Room 153-3015
Pittsburgh, PA  15259

______________________________________________

Beneficial owners of more than 5% of the Series 1996-6 Class A and Class B investor certificates as of December 31, 2000, are as follows:

                                                                    NUMBER OF                      % OF
                                                                  CERTIFICATES                   OWNERSHIP
                                                                  ------------                   ---------
CLASS A
-------

Boston Safe Deposit and Trust Company                               120,105                        13.92%
c/o Mellon Bank N. A.
Three Mellon Bank Center
Room 153-3015
Pittsburgh, PA  15259

Chase Bank of Texas, N.A.                                            77,281                         8.96%
P.O. Box 2558
Houston, TX  77252-8009

Chase Manhattan Bank                                                 83,310                         9.66%
4 New York Plaza, 13th Floor
New York, NY  10004

Chase Bank/Greenwich Capital                                         59,500                         6.90%
4 New York Plaza
New York, NY  10004

HSBC Bank USA/Treasury Investment                                    59,351                         6.88%
140 Broadway - Level A
New York, NY  10015

State Street Bank and Trust Company                                 310,445                        35.99%
1776 Heritage Dr.
Global Corporate Action Unit JAB 5NW
No. Quincy, MA  02171


CLASS B
-------

Bank of New York (The)                                                5,000                         6.41%
925 Patterson Plank Road
Secaucus, NJ  07094

Bank One Trust Company, N.A.                                          5,000                         6.41%
1900 Polaris Parkway, 4th Floor
Columbus, OH  43240

Boston Safe Deposit and Trust Company                                 6,700                         8.59%
c/o Mellon Bank N. A
Three Mellon Bank Center
Room 153-3015
Pittsburgh, PA  15259

Chase Manhattan Bank                                                 29,067                        37.27%
4 New York Plaza, 13th Floor
New York, NY  10004

State Street Bank and Trust Company                                   5,325                         6.83%
1776 Heritage Drive
Global Corporate Action Unit JAB 5NW
No. Quincy, MA  02171

Swiss American Securities Inc.                                       23,378                        29.97%
100 Wall Street
New York,  NY  10005

______________________________________________


Beneficial owners of more than 5% of the Series 1996-8 Class A and Class B investor certificates as of December 31, 2000, are as follows:

                                                                    NUMBER OF                      % OF
                                                                  CERTIFICATES                   OWNERSHIP
                                                                  ------------                   ---------
CLASS A
-------

Boston Safe Deposit and Trust Company                                22,000                         5.50%
c/o Mellon Bank N.A.
Three Mellon Bank Center
Room 153-3015
Pittsburgh, PA  15259

Chase Manhattan Bank                                                 98,800                        24.70%
4 New York Plaza, 13th Floor
New York, NY  10004

Citibank, N.A.                                                       82,500                        20.63%
3800 Citicorp Center Tampa
Tampa, FL  33610-9122

State Street Bank and Trust Company                                 187,000                        46.93%
1776 Heritage Dr.
Global Corporate Action Unit JAB 5NW
No. Quincy, MA  02171


CLASS B
-------

Boston Safe Deposit and Trust Company                                 4,800                        13.26%
c/o Mellon Bank N.A.
Three Mellon Bank Center
Room 153-3015
Pittsburgh, PA  15259

Chase Manhattan Bank                                                  6,000                        16.57%
4 New York Plaza, 13th Floor
New York, NY  10004

Citibank, N.A.                                                       25,400                        70.17%
3800 Citicorp Center Tampa
Tampa, FL  33610-9122

______________________________________________

Beneficial owners of more than 5% of the Series 1997-1 Class A and Class B investor certificates as of December 31, 2000, are as follows:

                                                                   NUMBER OF                      % OF
                                                                 CERTIFICATES                   OWNERSHIP
                                                                 ------------                   ---------
CLASS A
-------

Boston Safe Deposit and Trust Company                               164,032                        21.87%
c/o Mellon Bank N.A.
Three Mellon Bank Center
Room 153-3015
Pittsburgh, PA  15259

Chase Manhattan Bank                                                166,000                        22.13%
4 New York Plaza, 13th Floor
New York, NY  10004

Citibank, N.A.                                                      170,185                        22.69%
3800 Citicorp Center Tampa
Tampa, FL  33610-9122

State Street Bank and Trust Company                                 173,989                        23.20%
1776 Heritage Dr.
Global Corporate Action Unit JAB 5NW
No. Quincy, MA  02171

The Bank of New York/Fleet Bank                                      49,147                         6.55%
One Wall Street
New York, NY  10286


CLASS B
-------

Bankers Trust Company                                                27,170                        40.09%
648 Grassmere Park Road
Nashville, TN  37211

Chase Manhattan Bank                                                 31,900                        47.07%
4 New York Plaza, 13th Floor
New York, NY  10004

LBI-Lehman Government Securities Inc. (LBI)                           5,000                         7.38%
1010 Hudson Street, 30th Floor
Jersey City, NJ  07302

______________________________________________

Beneficial owners of more than 5% of the Series 1997-2 Class A and Class B investor certificates as of December 31, 2000, are as follows:

                                                                    NUMBER OF                      % OF
                                                                  CERTIFICATES                   OWNERSHIP
                                                                  ------------                   ---------

CLASS A
-------

Chase Manhattan Bank                                                312,200                        62.44%
4 New York Plaza, 13th Floor
New York, NY  10004

State Street Bank and Trust Company                                  41,408                         8.28%
1776 Heritage Dr.
Global Corporate Action Unit JAB 5NW
No. Quincy, MA  02171


CLASS B
-------

Bankers Trust Company                                                28,630                        63.37%
648 Grassmere Park Road
Nashville, TN  37211

Bank One Trust Company, N. A.                                        10,000                        22.13%
1900 Polaris Parkway, 4th Floor
Columbus, OH  43240

Citibank, N. A.                                                       3,250                         7.19%
3800 Citicorp Center Tampa
Tampa, FL  33610-9122

______________________________________________

Beneficial owners of more than 5% of the Series 1997-3 Class A and Class B investor certificates as of December 31, 2000, are as follows:

                                                                    NUMBER OF                      % OF
                                                                  CERTIFICATES                   OWNERSHIP
                                                                  ------------                   ---------
CLASS A
-------

Brown Brothers Harriman & Co.                                        60,980                        12.20%
63 Wall Street, 8th Floor
New York, NY  10005

Chase Manhattan Bank                                                110,025                        22.01%
4 New York Plaza, 13th Floor
New York, NY  10004

Northern Trust Company (The)                                         75,000                        15.00%
801 S. Canal C-IN
Chicago, IL  60607

State Street Bank and Trust Company                                 212,595                        42.52%
1776 Heritage Dr.
Global Corp. Action Unit JAB 5NW
No. Quincy, MA  02171


CLASS B
-------

Boston Safe Deposit and Trust Company                                 5,000                        11.07%
c/o Mellon Bank N.A.
Three Mellon Bank Center
Room 153-3015
Pittsburgh, PA  15259

Chase Manhattan Bank                                                 40,180                        88.93%
4 New York Plaza, 13th Floor
New York, NY  10004

______________________________________________


Beneficial owners of more than 5% of the Series 1997-4 Class A and Class B investor certificates as of December 31, 2000, are as follows:

                                                                    NUMBER OF                      % OF
                                                                  CERTIFICATES                   OWNERSHIP
                                                                  ------------                   ---------
CLASS A
-------

Boston Safe Deposit and Trust Company                               100,000                        20.00%
c/o Mellon Bank N.A.
Three Mellon Bank Center
Room 153-3015
Pittsburgh, PA  15259

Chase Bank of Texas, N.A.                                           142,500                        28.50%
P.O. Box 2558
Houston, TX  77252-2558

Chase Manhattan Bank                                                165,650                        33.13%
4 New York Plaza, 13th Floor
New York, NY  10004

Deutsche Banc Alex. Brown Inc.-DBS1 Account           52,000            10.40%
175 Water Street
New York, NY  10038


CLASS B
-------

Chase Bank of Texas, N.A.                             20,000            44.27%
P. O. Box 2558
Houston, TX  77252-2558

Chase Manhattan Bank                                  20,180            44.66%
4 New York Plaza, 13th Floor
New York, NY  10004

Citibank, N.A.                                         5,000            11.07%
3800 Citicorp Center Tampa
Tampa, FL  33610-9122

______________________________________________


Beneficial owners of more than 5% of the Series 1997-5 Class A and Class B investor certificates as of December 31, 2000, are as follows:

                                                     NUMBER OF          % OF
                                                   CERTIFICATES       OWNERSHIP
                                                   ------------       ----------

CLASS A
-------

Bank of New York (The)                                65,571            10.09%
925 Patterson Plank Road
Secaucus, NJ  07094

Chase Manhattan Bank                                  65,300            10.05%
4 New York Plaza, 13th Floor
New York, NY  10004

Citibank, N.A.                                       157,290            24.20%
3800 Citicorp Center Tampa
Tampa, FL  33610-9122

State Street Bank and Trust Company                  211,614            32.56%
1776 Heritage Dr.
Global Corp. Action Unit JAB 5NW
No. Quincy, MA  02171

CLASS B
-------

Bank of New York (The)                             22,735               38.71%
925 Patterson Plank Road
Secaucus, NJ  07094

Chase Manhattan Bank                               36,000               61.29%
4 New York Plaza, 13th Floor
New York, NY  10004

______________________________________________

Beneficial owners of more than 5% of the Series 1997-6 Class A and Class B investor certificates as of December 31, 2000, are as follows:

                                                 NUMBER OF              % OF
                                                CERTIFICATES          OWNERSHIP
                                                ------------          ---------

CLASS A
-------

Bank of New York (The)                            212,270               16.33%
925 Patterson Plank Road
Secaucus, NJ  07094

Bankers Trust Company                             209,514               16.12%
648 Grassmere Park Road
Nashville, TN  37211

Boston Safe Deposit and Trust Company              96,445                7.42%
c/o Mellon Bank N.A.
Three Mellon Bank Center
Room 153-3015
Pittsburgh, PA  15259

Chase Manhattan Bank                              290,638               22.36%
4 New York Plaza, 13th Floor
New York, NY  10004

State Street Bank and Trust Company               130,989               10.08%
1776 Heritage Dr.
Global Corp. Action Unit JAB 5NW
No. Quincy, MA  02171


CLASS B
-------

Bank of New York (The)                             46,038               39.19%
925 Patterson Plank Road
Secaucus, NJ  07094

Chase Manhattan Bank                              31,112                 26.49%
4 New York Plaza, 13th Floor
New York, NY  10004

State Street Bank and Trust Company               14,500                 12.34%
1776 Heritage Dr.
Global Corporate Action Unit JAB 5NW
No. Quincy, MA  02171

______________________________________________

Beneficial owners of more than 5% of the Series 1997-7 Class A and Class B investor certificates as of December 31, 2000, are as follows:

                                                NUMBER OF                % OF
                                               CERTIFICATES            OWNERSHIP
                                               ------------            ---------

CLASS A
-------

Bank of New York (The)                           300,736                 60.15%
925 Patterson Plank Road
Secaucus, NJ  07094

Bankers Trust Company                            152,178                 30.44%
648 Grassmere Park Road
Nashville, TN  37211

Chase Manhattan Bank Correspondence               25,194                  5.04%
Clearing Services
4 New York Plaza
New York, NY  10004


CLASS B
-------

Boston Safe Deposit and Trust Company              9,000                 19.92%
c/o Mellon Bank N.A.
Three Mellon Bank Center
Room 153-3015
Pittsburgh, PA  15259

Chase Bank of Texas, N.A.                         35,930                 79.53%
P. O. Box 2558
Houston, TX  77252-8009

______________________________________________

Beneficial owners of more than 5% of the Series 1997-8 Class A and Class B investor certificates as of December 31, 2000, are as follows:

                                                 NUMBER OF               % OF
                                               CERTIFICATES            OWNERSHIP
                                               -------------           ---------
CLASS A
-------

Chase Bank of Texas, N.A.                         206,200                26.44%
P.O. Box 2558
Houston, TX  77252-2558

Chase Manhattan Bank                              111,300                14.27%
4 New York Plaza, 13th Floor
New York, NY  10004

Chase Manhattan Bank, Trust                       370,500                47.50%
4 New York Plaza
New York, NY 10004


CLASS B
-------

Bankers Trust Company                              20,000                28.38%
648 Grassmere Park Road
Nashville, TN  37211

Chase Bank of Texas, N.A.                          30,482                43.24%
P. O. Box 2558
Houston, TX  77252-8009

State Street Bank and Trust Company                20,000                28.38%
1776 Heritage Dr.
Global Corp. Action Unit JAB 5NW
No. Quincy, MA  02171

______________________________________________


Beneficial owners of more than 5% of the Series 1997-9 Class A and Class B investor certificates as of December 31, 2000, are as follows:

                                                 NUMBER OF               % OF
                                               CERTIFICATES            OWNERSHIP
                                               -------------           ---------
CLASS A
-------

Bank of New York (The)                            345,155                69.03%
925 Patterson Plank Road
Secaucus, NJ  07094



Boston Safe Deposit and Trust Company                                77,090                        15.42%
c/o Mellon Bank N.A.
Three Mellon Bank Center
Room 153-3015
Pittsburgh, PA  15259

State Street Bank and Trust Company                                  45,255                        9.05%
1776 Heritage Dr.
Global Corporate Action Unit JAB 5NW
No. Quincy, MA  02171

US Bank National Association                                         32,500                        6.50%
MPFP 1603 Proxy Unit
601 Second Avenue South
Minneapolis, MN  55402


CLASS B
-------

Chase Bank of Texas, N.A.                                            45,180                        100.00%
P. O. Box 2558
Houston, TX  77252-8009

_________________________________________


Beneficial owners of more than 5% of the Series 1997-10 Class A and Class B investor certificates as of December 31, 2000, are as follows:

                                                                    NUMBER OF                      % OF
                                                                  CERTIFICATES                   OWNERSHIP
                                                                  ------------                   ---------

CLASS A
-------

Bank Of New York (The)                                               73,640                        10.52%
925 Patterson Plank Road
Secaucus, NJ  07094

Bankers Trust Company                                                95,940                        13.71%
648 Grassmere Park Road
Nashville, TN  37211

Boston Safe Deposit and Trust Company                                79,715                        11.39%
c/o Mellon Bank N.A.
Three Mellon Bank Center
Room 153-3015
Pittsburgh, PA  15259

Chase Manhattan Bank                                                213,590                        30.51%
4 New York Plaza, 13th Floor
New York, NY  10004

Citibank, N.A.                                     56,550                 8.08%
3800 Citicorp Center Tampa
Tampa, FL  33610-9122

State Street Bank and Trust Company               136,455                19.49%
1776 Heritage Dr.
Global Corp. Action Unit JAB 5NW
No. Quincy, MA  02171


CLASS B
-------

Boston Safe Deposit and Trust Company              10,000                15.81%
c/o Mellon Bank N.A.
Three Mellon Bank Center
Room 153-3015
Pittsburgh, PA  15259

Swiss American Securities Inc.                     53,253                84.19%
100 Wall Street
New York, NY  10005

______________________________________________


Beneficial owners of more than 5% of the Series 1998-1 Class A and Class B investor certificates as of December 31, 2000, are as follows:

                                                  NUMBER OF               % OF
                                                CERTIFICATES           OWNERSHIP
                                                ------------           ---------
CLASS A
-------

Bank of New York (The)                            244,495                34.93%
925 Patterson Plank Road
Secaucus, NJ  07094

Bankers Trust Company                             110,590                15.80%
648 Grassmere Park Road
Nashville, TN  37211

Chase Manhattan Bank                               36,750                 5.25%
4 New York Plaza, 13th Floor
New York, NY  10004

State Street Bank and Trust Company               190,690                27.24%
1776 Heritage Dr.
Global Corporate Action Unit JAB 5NW
No. Quincy, MA  02171

CLASS B
-------

Bankers Trust Company                             16,000                25.29%
648 Grassmere Park Road
Nashville, TN  37211

Chase Bank of Texas, N.A.                         30,253                47.83%
P. O. Box 2558
Houston, TX  77252-8009

Chase Manhattan Bank                               6,000                 9.49%
4 New York Plaza, 13th Floor
New York, NY  10004

Citibank, N.A.                                     6,000                 9.49%
3800 Citicorp Center Tampa
Tampa, FL  33610-9122

SSB - Bank Portfolio                               5,000                 7.90%
1776 Heritage Dr.
Global Corp. Action Unit JAB 5NW
No. Quincy, MA  02171

_______________________________________________

Beneficial owners of more than 5% of the Series 1998-3 Class A and Class B investor certificates as of December 31, 2000, are as follows:


                                                NUMBER OF                % OF
                                               CERTIFICATES            OWNERSHIP
                                               -------------           ---------

CLASS A
-------

Bank of New York (The)                            213,300                26.67%
925 Patterson Plank Road
Secaucus, NJ  07094

Bankers Trust Company                              85,200                10.65%
648 Grassmere Park Road
Nashville, TN  37211

Boston Safe Deposit and Trust Company             236,000                29.50%
c/o Mellon Bank N.A.
Three Mellon Bank Center
Room 153-3015
Pittsburgh, PA  15259

Chase Manhattan Bank                              159,100                19.89%
4 New York Plaza, 13th Floor
New York, NY  10004

State Street Bank and Trust Company               79,200                  9.90%
1776 Heritage Dr.
Global Corporate Action Unit JAB 5NW
No. Quincy, MA  02171


CLASS B
-------

Boston Safe Deposit and Trust Company             15,289                 21.15%
c/o Mellon Bank N.A.
Three Mellon Bank Center
Room 153-3015
Pittsburgh, PA  15259

Citibank, N.A.                                    25,000                 34.59%
3800 Citicorp Center Tampa
Tampa, FL  33610-9122

SSB - Bank Portfolio                              22,000                 30.43%
1776 Heritage Dr.
Global Corp. Action Unit JAB 5NW
No. Quincy, MA  02171

UBS Warburg LLC/CMO                               10,000                 13.83%
677 Washington Boulevard
Stamford, CT  06901

__________________________________________


Beneficial owners of more than 5% of the Series 1998-4 Class A and Class B investor certificates as of December 31, 2000, are as follows:

                                                 NUMBER OF               % OF
                                               CERTIFICATES            OWNERSHIP
                                               ------------            ---------
CLASS A
-------

Bankers Trust Company                              50,000                 7.14%
648 Grassmere Park Road
Nashville, TN  37211

Boston Safe Deposit and Trust Company             197,716                28.25%
c/o Mellon Bank N.A.
Three Mellon Bank Center
Room 153-3015
Pittsburgh, PA  15259

Chase Manhattan Bank Correspondence                44,000                 6.29%
Clearing Services
4 New York Plaza
New York, NY  10004

Citibank, N.A.                                         91,245            13.04%
3800 Citicorp Center Tampa
Tampa, FL  33610-9122

State Street Bank and Trust Company                   145,000            20.71%
1776 Heritage Dr.
Global Corporate Action Unit JAB 5NW
No. Quincy, MA  02171

U.S. Bank National Association                         75,321            10.76%
MPFP 1603 Proxy Unit
601 Second Avenue South
Minneapolis, MN  55402

Wells Fargo Bank Minnesota, N.A.,                      38,000             5.43%
733 Marquette Avenue
Minneapolis, MN  55479


CLASS B
-------

Bankers Trust Company                                  25,253            39.92%
648 Grassmere Park Road
Nashville, TN  37211

Chase Manhattan Bank                                   27,500            43.48%
4 New York Plaza, 13th Floor
New York, NY  10004


______________________________________________


Beneficial owners of more than 5% of the Series 1998-5 Class A and Class B investor certificates as of December 31, 2000, are as follows:

                                                    NUMBER OF         % OF
                                                   CERTIFICATES      OWNERSHIP
                                                   ------------      ---------
CLASS A
-------

Bank of New York (The)                                110,000            16.92%
925 Patterson Plank Road
Secaucus, NJ  07094

Boston Safe Deposit and Trust Company                  56,057             8.62%
c/o Mellon Bank N.A.
Three Mellon Bank Center
Room 153-3015
Pittsburgh, PA  15259

Chase Manhattan Bank                                   91,100            14.02%
4 New York Plaza, 13th Floor
New York, NY  10004

State Street Bank and Trust Company                                 332,300                        51.12%
1776 Heritage Dr.
Global Corp. Action Unit JAB 5NW
No. Quincy, MA 02171


CLASS B
-------

Bankers Trust Company                                                33,735                        57.44%
648 Grassmere Park Road
Nashville, TN 37211

Boston Safe Deposit and Trust Company                                20,000                        34.05%
c/o Mellon Bank N.A.
Three Mellon Bank Center
Room 153-3015
Pittsburgh, PA 15259

Salomon Smith Barney Inc./Salomon Brothers                            5,000                         8.51%
333 W. 34th Street, 3rd Floor
New York, NY 10001

______________________________________________


Beneficial owners of more than 5% of the Series 1998-6 Class A and Class B investor certificates as of December 31, 2000, are as follows:

                                                         NUMBER OF                      % OF
                                                       CERTIFICATES                   OWNERSHIP
                                                       ------------                   ---------
CLASS A
-------

Chase Bank of Texas, N.A.                                 265,000                        33.13%
P.O. Box 2558
Houston, TX 77252-8009

First Union National Bank                                 500,000                        62.50%
1525 West W. T. Harris Blvd
3 A4
Charlotte, NC 28288


CLASS B
-------

Bankers Trust Company                                      30,000                        41.50%
648 Grassmere Park Road
Nashville, TN 37211

Chase Bank of Texas, N.A.                                  42,289                        58.50%
P.O. Box 2558
Houston, TX 77252-8009

______________________________________________

Beneficial owners of more than 5% of the Series 1998-7 Class A and Class B investor certificates as of December 31, 2000, are as follows:

                                                         NUMBER OF                      % OF
                                                       CERTIFICATES                   OWNERSHIP
                                                       ------------                   ---------
CLASS A
-------

Bank of New York (The)                                     54,615                         7.28%
925 Patterson Plank Road
Secaucus, NJ 07094

Bankers Trust Company                                      75,350                        10.05%
648 Grassmere Park Road
Nashville, TN 37211

Boston Safe Deposit and Trust Company                     149,250                        19.90%
c/o Mellon Bank N.A.
Three Mellon Bank Center
Room 153-3015
Pittsburgh, PA 15259

Chase Manhattan Bank                                       79,940                        10.66%
4 New York Plaza, 13th Floor
New York, NY 10004

Citibank, N.A.                                             59,100                         7.88%
3800 Citicorp Center Tampa
Tampa, FL 33610-9122

Harris Trust & Savings Bank                                45,800                         6.11%
Proxy Operations
111 West Monroe Street LLE
Chicago, IL 60603

State Street Bank and Trust Company                       136,980                        18.26%
1776 Heritage Dr.
Global Corporate Action Unit JAB 5NW
No. Quincy, MA 02171

CLASS B
-------

Chase Manhattan Bank                                       24,000                        35.41%
4 New York Plaza, 13th Floor
New York, NY 10004

Citibank, N.A.                                             40,770                        60.16%
3800 Citicorp Center Tampa
Tampa, FL 33610-9122

______________________________________________

Beneficial owners of more than 5% of the Series 1998-8 Class A and Class B investor certificates as of December 31, 2000, are as follows:

                                                         NUMBER OF                      % OF
                                                       CERTIFICATES                   OWNERSHIP
                                                       ------------                   ---------
CLASS A
-------

Chase Manhattan Bank                                      100,000                        20.00%
4 New York Plaza, 13th Floor
New York, NY 10004

Citibank, N.A.                                            110,000                        22.00%
3800 Citicorp Center Tampa
Tampa, FL  33610-9122

Deutsche Banc Alex. Brown Inc.-DBSI Account                55,000                        11.00%
175 Water Street
New York, NY 10038

Merrill Lynch, Pierce Fenner & Smith                      225,000                        45.00%
Safekeeping
4 Corporate Place
Piscataway, NJ 08855


CLASS B
-------

Chase Bank of Texas, N.A.                                  42,180                        93.36%
P.O. Box 2558
Houston, TX 77252-8009

Bank of New York (The)                                      3,000                         6.64%
925 Patterson Plank Road
Secaucus, NJ 07094

______________________________________________

Beneficial owners of more than 5% of the Series 1998-9 Class A and Class B investor certificates as of December 31, 2000, are as follows:

                                                         NUMBER OF                      % OF
                                                       CERTIFICATES                   OWNERSHIP
                                                       ------------                   ---------
CLASS A
-------

Bank of New York (The)                                     90,264                        13.89%
925 Patterson Plank Road
Secaucus, NJ 07094

Bankers Trust Company                                     234,030                        36.00%
648 Grassmere Park Road
Nashville, TN 37211

Boston Safe Deposit and Trust Company                      90,730                        13.96%
c/o Mellon Bank N.A.
Three Mellon Bank Center
Room 153-3015
Pittsburgh, PA 15259

State Street Bank and Trust Company                        69,967                        10.76%
1776 Heritage Dr.
Global Corporate Action Unit JAB 5NW
No. Quincy, MA 02171


CLASS B
-------

Bank of New York (The)                                     24,108                        53.78%
925 Patterson Plank Road
Secaucus, NJ 07094

Boston Safe Deposit and Trust Company                       2,850                         6.36%
c/o Mellon Bank, N.A.
Three Mellon Bank Center
Room 153-3015
Pittsburgh, PA 15259

Chase Manhattan Bank                                       15,711                        35.05%
4 New York Plaza, 13th Floor
New York, NY 10004

______________________________________________

Beneficial owners of more than 5% of the Series 1999-1 Class A and Class B investor certificates as of December 31, 2000, are as follows:

                                                         NUMBER OF                       % OF
                                                       CERTIFICATES                   OWNERSHIP
                                                       ------------                   ---------
CLASS A
-------

Bankers Trust Company                                      88,300                         8.83%
648 Grassmere Park Road
Nashville, TN 37211

Boston Safe Deposit and Trust Company                      54,000                         5.40%
c/o Mellon Bank N. A.
Three Mellon Bank Center
Room 153-3015
Pittsburgh, PA 15259

Chase Manhattan Bank                                      131,500                        13.15%
4 New York Plaza, 13th Floor
New York, NY 10004

Merrill Lynch, Pierce Fenner & Smith                      138,500                        13.85%
Safekeeping
4 Corporate Place
Piscataway, NJ 08855

Merrill Lynch, Pierce Fenner & Smith, Inc. -               78,000                         7.80%
Debt Sec
4 Corporate Place
Piscataway, NJ 08855

State Street Bank and Trust Company                       341,658                        34.17%
1776 Heritage Dr.
Global Corporate Action Unit JAB 5NW
No. Quincy, MA 02171

Swiss American Securities Inc.                             70,400                         7.04%
100 Wall Street
New York, NY 10005


CLASS B
-------

Bank of New York (The)                                     25,361                        28.07%
925 Patterson Plank Road
Secaucus, NJ 07094

Bankers Trust Company                                      35,000                        38.73%
648 Grassmere Park Road
Nashville, TN 37211

Fuji Bank and Trust Company (The)                          25,000                        27.67%
2 World Trade Center, 81st Floor
New York, NY 10048

Wells Fargo Bank Minnesota, N.A.                            5,000                         5.53%
733 Marquette Avenue, N9306-051
Minneapolis, MN 55479-0056

______________________________________________

Beneficial owners of more than 5% of the Series 1999-2 Class A and Class B investor certificates as of December 31, 2000, are as follows:

                                                         NUMBER OF                      % OF
                                                       CERTIFICATES                   OWNERSHIP
                                                       ------------                   ---------
CLASS A
-------

Boston Safe Deposit and Trust Company                     100,000                        20.00%
c/o Mellon Bank N. A.
Three Mellon Bank Center
Room 153-3015
Pittsburgh, PA 15259

Chase Manhattan Bank                                       92,000                        18.40%
4 New York Plaza, 13th Floor
New York, NY 10004


Citibank, N.A.                                             36,850                         7.37%
3800 Citicorp Center Tampa
Tampa, FL 33610-9122

State Street Bank and Trust Company                       161,000                        32.20%
1776 Heritage Dr.
Global Corporate Action Unit JAB 5NW
No. Quincy, MA 02171

Swiss American Securities Inc.                             47,150                         9.43%
100 Wall Street
New York, NY 10005

U.S. Bank National Association                             45,000                         9.00%
MPFP 1603 Proxy Unit
601 Second Avenue South
Minneapolis, MN 55402


CLASS B
-------

Bankers Trust Company                                      25,000                        55.33%
648 Grassmere Park Road
Nashville, TN 37211

Fuji Bank and Trust Company (The)                          20,180                        44.67%
2 World Trade Center, 81st Floor
New York, NY 10048

______________________________________________

Beneficial owners of more than 5% of the Series 1999-3 Class A and Class B investor certificates as of December 31, 2000, are as follows:

                                                         NUMBER OF                      % OF
                                                       CERTIFICATES                   OWNERSHIP
                                                       ------------                   ---------
CLASS A
-------

Bankers Trust Company                                     138,500                        19.79%
648 Grassmere Park Road
Nashville, TN 37211

Boston Safe Deposit and Trust Company                      69,808                         9.97%
c/o Mellon Bank N.A.
Three Mellon Bank Center,
Room 153-3015
Pittsburgh, PA 15259

Citibank, N.A.                                             45,000                         6.43%
3800 Citicorp Center Tampa
Tampa, FL 33610-9122

State Street Bank and Trust Company                       380,518                        54.36%
1776 Heritage Dr.
Global Corporate Action Unit JAB 5NW
No. Quincy, MA 02171


CLASS B
-------

Bankers Trust Company                                      17,000                        31.39%
648 Grassmere Park Road
Nashville, TN 37211

Bankers Trust Company/Banc One Capital                      6,667                        12.31%
Markets Inc.
16 Wall Street, 5th Floor
New York, NY 10005

Boston Safe Deposit and Trust Company                       5,500                        10.15%
c/o Mellon Bank N.A.
Three Mellon Bank Center,
Room 153-3015
Pittsburgh, PA 15259

Chase Manhattan Bank                                        5,000                         9.23%
4 New York Plaza, 13th Floor
New York, NY 10004

Fuji Bank and Trust Company (The)                          20,000                        36.92%
2 World Trade Center, 81st Floor
New York, NY 10048

_________________________________________________


Beneficial owners of more than 5% of the Series 1999-4 Class A and Class B investor certificates as of December 31, 2000, are as follows:

                                                         NUMBER OF                      % OF
                                                       CERTIFICATES                   OWNERSHIP
                                                       ------------                   ---------
CLASS A
-------

Bank of New York (The)                                     98,000                        19.60%
925 Patterson Plank Road
34 Exchange Pl
Jersey City, NJ 07311

Boston Safe Deposit and Trust Company                      75,400                        15.08%
c/o Mellon Bank N.A.
Three Mellon Bank Center,
Room 153-3015
Pittsburgh, PA 15259

Chase Manhattan Bank                                       68,000                        13.60%
4 New York Plaza, 13th Floor
New York, NY 10004

Deutsche Bank, A.G., New York Branch                       29,700                         5.94%
34 Exchange Pl
Jersey City, NJ 07311

Northern Trust Company (The)                               60,400                        12.08%
801 S. Canal C-IN
Chicago, IL 60607

State Street Bank and Trust Company                       167,000                        33.40%
1776 Heritage Dr.
Global Corporate Action Unit JAB 5NW
No. Quincy, MA 02171


CLASS B
-------

Boston Safe Deposit and Trust Company                      10,000                        25.85%
c/o Mellon Bank N.A.
Three Mellon Bank Center,
Room 153-3015
Pittsburgh, PA 15259

Bank of Tokyo-Mitsubishi Trust Company                      8,691                        22.46%
Trust Operations Dept Plaza 3
5th Floor Harborside Fin'L Ctr
Jersey City, NJ 07311-1904

Citibank, N. A.                                            20,000                        51.69%
3800 Citicorp Center Tampa
Tampa, FL 33610-9122


_________________________________________________

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

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
          ON FORM 8-K

(a)       The following documents are filed as part of this Report:

          3.   Exhibits:

               99.00 Independent Accountants' Reports of Arthur Andersen LLP on Management's Assertions.

(b)       Not applicable

(c)       See item 14(a)3 above

(d)       Not applicable

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 23, 2001.

                                FIRST USA BANK, NATIONAL ASSOCIATION
                                         As Servicer

                                By:  /s/ Anthony F. Vuoto
                                     --------------------------------------
                                     Anthony F. Vuoto
                                     President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 23, 2001.

            Signature                        Title
            ---------                        -----


     /s/ Philip Heasley                Director and Principal Executive Officer
--------------------------------
     Philip Heasley


     /s/ Raymond Fischer               Director, Principal Financial Officer and
--------------------------------
     Raymond Fischer                   Principal Accounting Officer


     /s/ Anthony F. Vuoto              Director
--------------------------------
     Anthony F. Vuoto


     /s/ Michael Looney                Director
--------------------------------
     Michael Looney


     /s/ M. Carter Warren              Director
--------------------------------
     M. Carter Warren


     /s/ Rosemary B. Cauchon           Director
--------------------------------
     Rosemary B. Cauchon


     /s/ William Garner                Director
--------------------------------
     William Garner