Form 10-K
period 2001-12-31
FIRST USA CREDIT CARD MASTER TRUST; FIRST USA BANK NATIONAL ASSOCIATION
filed 2002-03-27
CIK 890493, 819975

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
                                    ---------
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 33-99362

                           ----------------------------

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

Securities registered pursuant to Section 12(g) of the Act:
Series 1994-6, Class A Floating Rate Asset Backed Certificates and Class B Floating Rate Asset Backed Certificates
Series 1995-2, Class A Floating Rate Asset Backed Certificates
Series 1996-2, Class A Floating Rate Asset Backed Certificates and Class B Floating Rate Asset Backed Certificates
Series 1996-4, Class A Floating Rate Asset Backed Certificates and Class B Floating Rate Asset Backed Certificates
Series 1996-6, Class A Floating Rate Asset Backed Certificates and Class B Floating Rate Asset Backed Certificates
Series 1996-8, Class A Floating Rate Asset Backed Certificates and Class B Floating Rate Asset Backed Certificates
Series 1997-1, Class A Floating Rate Asset Backed Certificates and Class B Floating Rate Asset Backed Certificates
Series 1997-2, Class A Floating Rate Asset Backed Certificates and Class B Floating Rate Asset Backed Certificates
Series 1997-3, Class A Floating Rate Asset Backed Certificates and Class B Floating Rate Asset Backed Certificates
Series 1997-4, Class A Floating Rate Asset Backed Certificates and Class B Floating Rate Asset Backed Certificates
Series 1997-5, Class A Floating Rate Asset Backed Certificates and Class B Floating Rate Asset Backed Certificates
Series 1997-6, Class A 6.42% Asset Backed Certificates and Class B 6.58% Asset Backed Certificates
Series 1997-7, Class A Floating Rate Asset Backed Certificates and Class B Floating Rate Asset Backed Certificates
Series 1997-8, Class A Floating Rate Asset Backed Certificates and Class B Floating Rate Asset Backed Certificates
Series 1997-9, Class A Floating Rate Asset Backed Certificates and Class B Floating Rate Asset Backed Certificates
Series 1998-1, Class A Floating Rate Asset Backed Certificates and Class B Floating Rate Asset Backed Certificates
Series 1998-4, Class A Floating Rate Asset Backed Certificates and Class B Floating Rate Asset Backed Certificates
Series 1998-5, Class A Floating Rate Asset Backed Certificates and Class B Floating Rate Asset Backed Certificates
Series 1998-6, Class A Floating Rate Asset Backed Certificates and Class B Floating Rate Asset Backed Certificates
Series 1998-8, Class A Floating Rate Asset Backed Certificates and Class B Floating Rate Asset Backed Certificates
Series 1998-9, Class A 5.28% Asset Backed Certificates and Class B 5.55% Asset Backed Certificates
Series 1999-1, Class A Floating Rate Asset Backed Certificates and Class B Floating Rate Asset Backed Certificates
Series 1999-2, Class A Floating Rate Asset Backed Certificates and Class B Floating Rate Asset Backed Certificates
Series 1999-3, Class A Floating Rate Asset Backed Certificates and Class B Floating Rate Asset Backed Certificates
Series 1999-4, Class A Floating Rate Asset Backed Certificates and Class B Floating Rate Asset Backed Certificates
Series 2001-1, Class A Floating Rate Asset Backed Certificates and Class B Floating Rate Asset Backed Certificates
Series 2001-2, Class A Floating Rate Asset Backed Certificates and Class B Floating Rate Asset Backed Certificates
Series 2001-3, Class A Floating Rate Asset Backed Certificates and Class B Floating Rate Asset Backed Certificates
Series 2001-4, Class A Floating Rate Asset Backed Certificates and Class B Floating Rate Asset Backed Certificates

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

     Not Applicable.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE
================================================================================

                      FIRST USA BANK, NATIONAL ASSOCIATION
                       FIRST USA CREDIT CARD MASTER TRUST
                          2001 FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS

                                                                                               PAGE
                                                                                               ----
Introductory Note..............................................................................    3
                                     PART I

                                                                                               PAGE
                                                                                               ----
ITEM 1.       Business.........................................................................    5
ITEM 2.       Properties.......................................................................    5
ITEM 3.       Legal Proceedings................................................................    6
ITEM 4.       Submission of Matters to a Vote of Security Holders..............................    6


                                     PART II

ITEM 5.       Market for Registrant's Common Equity and Related Stockholder Matters............    7
ITEM 6.       Selected Financial Data..........................................................    9
ITEM 7.       Management's Discussion and Analysis of Financial Condition
                and Results of Operations......................................................    9
ITEM 7A.      Quantitative and Qualitative Disclosures About Market Risk.......................    9
ITEM 8.       Financial Statements and Supplementary Data......................................    9
ITEM 9.       Changes in and Disagreements with Accountants on Accounting
                and Financial Disclosure.......................................................    9

                                    PART III

ITEM 10.      Directors and Executive Officers of the Registrant...............................    9
ITEM 11.      Executive Compensation...........................................................    9
ITEM 12.      Security Ownership of Certain Beneficial Owners and Management...................    9
ITEM 13.      Certain Relationships and Related Transactions...................................   38

                                     PART IV

ITEM 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K..................   39

                                   SIGNATURES

Signatures    .................................................................................   40

                                Introductory Note
                                -----------------

First USA Bank, National Association (the "Bank") is the transferor and servicer (in such capacities, the "Transferor" and the "Servicer") under the Pooling and Servicing Agreement (the "Agreement"), dated as of September 1, 1992, and the following series supplements (the "Supplements"):

        Supplement           Dated as of
        ----------           -----------
        1994-6               July 30, 1994
        1995-2               March 1, 1995
        1996-2               June 4, 1996
        1996-4               August 6, 1996
        1996-6               November 13, 1996
        1996-8               December 11, 1996
        1997-1               February 4, 1997
        1997-2               May 8, 1997
        1997-3               June 10, 1997
        1997-4               June 10, 1997
        1997-5               August 7, 1997
        1997-6               September 9, 1997
        1997-7               September 9, 1997
        1997-8               September 23, 1997
        1997-9               October 9, 1997
        1998-1               May 21, 1998
        1998-4               July 22, 1998
        1998-5               August 27, 1998
        1998-6               August 27, 1998
        1998-8               September 17, 1998
        1998-9               December 22, 1998
        1999-1               February 24, 1999
        1999-2               February 24, 1999
        1999-3               May 4, 1999
        1999-4               May 26, 1999
        2001-1               January 30, 2001
        2001-2               March 19, 2001
        2001-3               March 29, 2001
        2001-4               May 16, 2001

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

In addition to the issuance of the Certificates described above, the First USA Credit Card Master Trust has issued the following interests in the Trust:

..    Class B Floating Rate Asset Backed Certificates, Series 1995-2, issued pursuant to the Agreement and the Series 1995-2 Supplement dated as of March 1, 1995.

..    Class A Floating Rate Asset Backed Certificates and Class B Floating Rate
     Asset Backed Certificates issued pursuant to the Agreement and the Series 1998-2 Supplement dated as of May 21, 1998.

..    Class A Variable Funding Asset Backed Certificates and Class B Variable
     Funding Asset Backed Certificates issued pursuant to the Agreement and the Series 1999-A Supplement dated as of June 28, 1999.

..    Class A Variable Funding Asset Backed Certificates and Class B Variable
     Funding Asset Backed Certificates issued pursuant to the Agreement and the Series 1999-B Supplement dated as of June 28, 1999.

..    Collateral Invested Amounts, CIA Certificates and Excess Collateral which represent credit enhancement to certain series were issued pursuant to the Agreement and the related series Supplements.

The First USA Credit Card Master Trust has made the following final payments with respect to the following Series:

..    The final payments with respect to Series 1994-4 Asset Backed Certificates and Series 1994-8 Asset Backed Certificates were made on November 15, 2001.

..    The final payment with respect to Series 1996-1 Asset Backed Certificates was made on March 15, 2001.

..    The final payment with respect to Series 1997-10 Asset Backed Certificates was made on January 17, 2001.

..    The final payments with respect to Series 1998-3 Asset Backed Certificates and Series 1998-7 Asset Backed Certificates were made on June 18, 2001 and August 20, 2001, respectively.

Therefore, information with respect to such certificates is not included in this report.

                                     PART I

ITEM 1.           BUSINESS

Not applicable.

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

The Receivables conveyed to the Trust have arisen and will arise in Accounts selected from the Bank Portfolio on the basis of criteria set forth in the Pooling and Servicing Agreement (the "Trust Portfolio"). The Receivables in the Trust Portfolio, as of the close of business on December 31, 2001, consisted of $35,441,778,098.79 of Principal Receivables and $689,630,539.28 of Finance Charge Receivables. As of December 31, 2001, Cardholders whose Accounts are included in the Trust Portfolio, had billing addresses in 50 states, the District of Columbia and other United States territories and possessions.



______________________
*VISA(R) and MasterCard(R) and are registered trademarks of Visa USA Incorporated and MasterCard International Incorporated, respectively.

The following table summarizes the Composition by Period of Delinquency for the Trust Portfolio as of the close of business on December 31, 2001. Because the future composition of the Trust Portfolio may change over time, this table is not necessarily indicative of the composition of the Trust Portfolio at any subsequent time.

                      Composition by Period of Delinquency
                                 Trust Portfolio


                 Period of Delinquency                              Percentage
                 (Days Contractually               Amount of         of Total
                     Delinquent)                  Receivables       Receivables
                     ----------                   -----------       -----------
          30 to 59 Days ...................   $  523,818,312.65        1.45%
          60 to 89 Days ...................   $  379,140,322.18        1.05%
          90 to 119 Days ..................   $  282,026,938.94        0.78%
          120 to 149 Days .................   $  211,723,033.23        0.59%
          150 to 179 Days .................   $  174,776,310.60        0.48%
          180 or More Days ................   $            0.00        0.00%
          Total ...........................   $1,571,484,917.60        4.35%
                                              =================        =====

The aggregate amount of Receivables written off during the twelve-month reporting period was $2,135,431,998. The investor percentage of Principal Receivables written off (the "Investor Default Amount") during the reporting period was $1,659,314,507. The Investor Default Amount as a percentage of the average invested amount outstanding during the reporting period was approximately 6.26%.

ITEM 3.           LEGAL PROCEEDINGS

There are no material pending legal proceedings with respect to the Trust, involving the Trust, the Trustee or the Registrant. The Bank is a defendant in various lawsuits, including lawsuits seeking class action certification in both state and federal courts. These lawsuits challenge certain policies and practices of the Bank's credit card business. A few of these lawsuits have been conditionally certified as class actions. The Bank has defended itself against claims in the past and intends to continue to do so in the future. While it is impossible to predict the outcome of any of these lawsuits, the Bank believes that any liability which might result from these lawsuits will not have a material adverse effect on the Trust.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS

As of December 31, 2001, the number of holders of record identified by the Depository Trust Company for the respective Series is as follows:

Investor Certificate Description                              Record Holders
----------------------------------------------------------------------------
Series 1994-6 Class A                                              17
Series 1994-6 Class B                                               4

Series 1995-2 Class A                                              23

Series 1996-2 Class A                                              11
Series 1996-2 Class B                                               4

Series 1996-4 Class A                                              12
Series 1996-4 Class B                                               3

Series 1996-6 Class A                                              26
Series 1996-6 Class B                                               8

Series 1996-8 Class A                                              12
Series 1996-8 Class B                                               3

Series 1997-1 Class A                                              12
Series 1997-1 Class B                                               5

Series 1997-2 Class A                                              17
Series 1997-2 Class B                                               7

Series 1997-3 Class A                                              10
Series 1997-3 Class B                                               2

Series 1997-4 Class A                                              10
Series 1997-4 Class B                                               3

Series 1997-5 Class A                                              11
Series 1997-5 Class B                                               2

Series 1997-6 Class A                                              61
Series 1997-6 Class B                                              14

Series 1997-7 Class A                                              14
Series 1997-7 Class B                                               3

Series 1997-8 Class A                                               8
Series 1997-8 Class B                                               3

Investor Certificate Description                             Record Holders
---------------------------------------------------------------------------

Series 1997-9 Class A                                               3
Series 1997-9 Class B                                               1

Series 1998-1 Class A                                              18
Series 1998-1 Class B                                               5

Series 1998-4 Class A                                              14
Series 1998-4 Class B                                               6

Series 1998-5 Class A                                              16
Series 1998-5 Class B                                               3

Series 1998-6 Class A                                               4
Series 1998-6 Class B                                               2

Series 1998-8 Class A                                               6
Series 1998-8 Class B                                               2

Series 1998-9 Class A                                              47
Series 1998-9 Class B                                              17

Series 1999-1 Class A                                              12
Series 1999-1 Class B                                               4

Series 1999-2 Class A                                              11
Series 1999-2 Class B                                               2

Series 1999-3 Class A                                              24
Series 1999-3 Class B                                               5

Series 1999-4 Class A                                              10
Series 1999-4 Class B                                               4

Series 2001-1 Class A                                               9
Series 2001-1 Class B                                               4

Series 2001-2 Class A                                              15
Series 2001-2 Class B                                               4

Series 2001-3 Class A                                               9
Series 2001-3 Class B                                               2

Series 2001-4 Class A                                               8
Series 2001-4 Class B                                               4

There is no established public market in which the Certificates are traded.

ITEM 6.           SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Not applicable.

ITEM 7A.          QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Not applicable.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Not applicable.

ITEM 11.          EXECUTIVE COMPENSATION

Not applicable.

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

Beneficial owners of more than 5% of the Series 1994-6 Class A and Class B investor certificates as of December 31, 2001, are as follows:

                                               NUMBER OF              % OF
                                              CERTIFICATES         OWNERSHIP
                                              ------------         ---------

CLASS A
-------

Bank of New York (The)                          163,450              21.79%
925 Patterson Plank Road
Secaucus, NJ  07094

Bankers Trust Company                            41,800               5.57%
648 Grassmere Park Road
Nashville, TN  37211

Boston Safe Deposit and Trust Company            67,600               9.01%
525 William Penn Place, Suite 3631
Pittsburgh, PA  15259

Investors Bank & Trust Company                   92,000              12.27%
200 Clarendon Street, 9th Floor
Corporate Actions Unit/TOP57
Boston, MA  02116

JPMorgan Chase Bank                             202,600              27.01%
c/o JP Morgan Investor Services
14201 Dallas Parkway, 12th Floor
Mail Code 121
Dallas, TX  75254

State Street Bank and Trust Company             123,025              16.40%
1776 Heritage Dr.
Global Corp. Action Unit JAB 5NW
No. Quincy, MA  02171


CLASS B
-------

Boston Safe Deposit and Trust Company            16,000              27.41%
525 William Penn Place, Suite 3631
Pittsburgh, PA  15259

Citibank, N.A.                                   26,600              45.56%
3800 Citibank Center B3-15
Tampa, FL  33610

JPMorgan Chase Bank                          14,780                 25.32%
c/o JP Morgan Investor Services
14201 Dallas Parkway, 12th Floor
Mail Code 121
Dallas, TX  75254

_________________________________________

Beneficial owners of more than 5% of the Series 1995-2 Class A investor certificates as of December 31, 2001, are as follows:

                                             NUMBER OF              % OF
                                            CERTIFICATES          OWNERSHIP
                                            ------------          ---------

CLASS A
-------

Bank of New York (The)                         56,335                8.54%
925 Patterson Plank Road
Secaucus, NJ  07094

Bankers Trust Company                          95,634               14.49%
648 Grassmere Park Road
Nashville, TN  37211

Brown Brothers Harriman & Co.                  39,500                5.98%
63 Wall Street, 8th Floor
New York, NY  10005

JPMorgan Chase Bank                           181,784               27.54%
c/o JP Morgan Investor Services
14201 Dallas Parkway, 12th Floor
Mail Code 121
Dallas, TX  75254

Mizuho Trust & Banking Co. (USA)               40,000                6.06%
666 Fifth Avenue, Suite 802
New York, NY  10103

State Street Bank and Trust Company            41,066                6.22%
1776 Heritage Dr.
Global Corp. Action Unit JAB 5NW
No. Quincy, MA  02171

United States Trust Company of New York        43,431                6.58%
499 Washington Boulevard
JC3 7th Floor
Jersey City, NJ  07310

Wells Fargo Bank Minnesota, N.A.               41,450                6.28%
733 Marquette Avenue N9306-051
Minneapolis, MN  55479

_______________________________________

Beneficial owners of more than 5% of the Series 1996-2 Class A and Class B investor certificates as of December 31, 2001, are as follows:

                                         NUMBER OF                % OF
                                        CERTIFICATES            OWNERSHIP
                                        ------------            ---------
CLASS A
-------

Bank of New York (The)                     44,320                 7.39%
925 Patterson Plank Road
Secaucus, NJ  07094

JPMorgan Chase Bank                       193,990                32.33%
c/o JP Morgan Investor Services
14201 Dallas Parkway, 12th Floor
Mail Code 121
Dallas, TX  75254

Prudential Securities Custody              51,590                 8.60%
c/o ADP Proxy Services
51 Mercedes Way
Edgewood, NY  11717

State Street Bank and Trust Company       249,485                41.58%
1776 Heritage Dr.
Global Corp. Action Unit JAB 5NW
No. Quincy, MA  02171


CLASS B
-------

Bank of New York (The)                      7,000                12.89%
925 Patterson Plank Road
Secaucus, NJ  07094

Bankers Trust Company                      13,000                23.94%
648 Grassmere Park Road
Nashville, TN  37211

Citibank, N.A.                             20,000                36.83%
3800 Citibank Center B3-15
Tampa, FL  33610

JPMorgan Chase Bank                        14,300                26.34%
c/o JP Morgan Investor Services
14201 Dallas Parkway, 12th Floor
Mail Code 121
Dallas, TX  75254

___________________________________

Beneficial owners of more than 5% of the Series 1996-4 Class A and Class B investor certificates as of December 31, 2001, are as follows:

                                            NUMBER OF               % OF
                                           CERTIFICATES          OWNERSHIP
                                           ------------          ---------

CLASS A
-------

Bank of New York (The)                        29,000                5.80%
925 Patterson Plank Road
Secaucus, NJ  07094

Boston Safe Deposit and Trust Company         69,710               13.94%
525 William Penn Place, Suite 3631
Pittsburgh, PA  15259

Deutsche Banc Alex. Brown Inc.                46,700                9.34%
Proxy Department
P. O. Box 1776
Baltimore, MD  21203

Harris Trust and Savings Bank                 35,000                7.00%
111 W. Monroe Street
Chicago, IL  60603

JPMorgan Chase Bank                          173,590               34.72%
c/o JP Morgan Investor Services
14201 Dallas Parkway, 12th Floor
Mail Code 121
Dallas, TX  75254

JPMorgan Chase Bank/                          25,000                5.00%
Correspondence Clearing Services 2
One Chase Manhattan Plaza 4-B
New York, NY  10081

Merrill Lynch, Pierce Fenner & Smith          70,000               14.00%
Safekeeping
4 Corporate Place
Corporate Park 287
Piscataway, NJ  08855


CLASS B
-------

Bankers Trust Company                         26,930               59.61%
648 Grassmere Park Road
Nashville, TN  37211

Boston Safe Deposit and Trust Company            16,050            35.52%
525 William Penn Place, Suite 3631
Pittsburgh, PA  15259

_______________________________________

Beneficial owners of more than 5% of the Series 1996-6 Class A and Class B investor certificates as of December 31, 2001, are as follows:

                                               NUMBER OF            % OF
                                              CERTIFICATES       OWNERSHIP
                                              ------------       ---------
CLASS A
-------

Bank of New York (The)                          201,882            23.40%
925 Patterson Plank Rd
Secaucus, NJ  07094

Deutsche Bank A.G., New York Branch              76,936             8.92%
34 Exchange Place
Jersey City, NJ  07311


JPMorgan Chase Bank                             143,250            16.61%
c/o JP Morgan Investor Services
14201 Dallas Parkway, 12th Floor
Mail Code 121
Dallas, TX  75254

JP Morgan Chase Bank/Greenwich Capital           59,500             6.90%
4 New York Plaza, 21st Floor
New York, NY  10004

Merrill Lynch, Pierce Fenner & Smith            123,051            14.26%
Safekeeping
4 Corporate Place
Piscataway, NJ  08854

State Street Bank and Trust Company             152,582            17.69%
1776 Heritage Dr.
Global Corporate Action Unit JAB 5NW
No. Quincy, MA  02171


CLASS B
-------

Bank of New York (The)                            6,420             8.23%
925 Patterson Plank Road
Secaucus, NJ  07094

Bank One Trust Company, N.A.                      5,000             6.41%
340 South Cleveland Avenue, Building 350
Columbus, OH  43240

Boston Safe Deposit and Trust Company             6,800            8.72%
525 William Penn Place, Suite 3631
Pittsburgh, PA  15259

JPMorgan Chase Bank                              32,997           42.30%
c/o JP Morgan Investor Services
14201 Dallas Parkway, 12th Floor
Mail Code 121
Dallas, TX  75254

Swiss American Securities Inc.                   23,000           29.49%
12 East 49th Street, 41st Floor
New York,  NY  10017

________________________________________

Beneficial owners of more than 5% of the Series 1996-8 Class A and Class B investor certificates as of December 31, 2001, are as follows:


                                               NUMBER OF           % OF
                                              CERTIFICATES      OWNERSHIP
                                              ------------      ---------
CLASS A
-------

Boston Safe Deposit and Trust Company            55,600           13.90%
525 William Penn Place, Suite 3631
Pittsburgh, PA  15259

Citibank, N.A.                                   82,500           20.63%
3800 Citibank Center B3-15
Tampa, FL  33610

JPMorgan Chase Bank                              78,800           19.70%
c/o JP Morgan Investor Services
14201 Dallas Parkway, 12th Floor
Mail Code 121
Dallas, TX  75254

State Street Bank and Trust Company             142,700           35.68%
1776 Heritage Dr.
Global Corporate Action Unit JAB 5NW
No. Quincy, MA  02171


CLASS B
-------

Boston Safe Deposit and Trust Company             4,800           13.26%
525 William Penn Place, Suite 3631
Pittsburgh, PA  15259

Citibank, N.A.                                    5,000           13.81%
3800 Citibank Center B3-15
Tampa, FL  33610

JPMorgan Chase Bank                                26,400          72.93%
c/o JP Morgan Investor Services
14201 Dallas Parkway, 12th Floor
Mail Code 121
Dallas, TX  75254

________________________________________

Beneficial owners of more than 5% of the Series 1997-1 Class A and Class B investor certificates as of December 31, 2001, are as follows:


                                                 NUMBER OF          % OF
                                                CERTIFICATES     OWNERSHIP
                                                ------------     ---------
CLASS A
-------

Bank of New York (The)                            135,350          18.05%
925 Patterson Plank Road
Secaucus, NJ  07094

Boston Safe Deposit and Trust Company             148,482          19.80%
525 William Penn Place, Suite 3631
Pittsburgh, PA  15259

Investors Bank & Trust - Institutional Custody     49,147           6.55%
200 Clarendon Street, 9th Floor
Corporate Actions Unit/TOP 57
Boston, MA  02116

JPMorgan Chase Bank                               189,000          25.20%
c/o JP Morgan Investor Services
14201 Dallas Parkway, 12th Floor
Mail Code 121
Dallas, TX  75254

State Street Bank and Trust Company               179,189          23.89%
1776 Heritage Dr.
Global Corporate Action Unit JAB 5NW
No. Quincy, MA  02171


CLASS B
-------

Bankers Trust Company                              27,370          40.39%
648 Grassmere Park Road
Nashville, TN  37211

Boston Safe Deposit and Trust Company              20,450          30.18%
525 William Penn Place, Suite 3631
Pittsburgh, PA  15259

JPMorgan Chase Bank                              16,900           24.94%
c/o JP Morgan Investor Services
14201 Dallas Parkway, 12th Floor
Mail Code 121
Dallas, TX  75254

________________________________________

Beneficial owners of more than 5% of the Series 1997-2 Class A and Class B investor certificates as of December 31, 2001, are as follows:

                                                NUMBER OF          % OF
                                              CERTIFICATES      OWNERSHIP
                                              ------------      ---------
CLASS A
-------

Bank of New York (The)                           35,100            7.02%
925 Patterson Plank Road
Secaucus, NJ  07094

JPMorgan Chase Bank                             336,915           67.38%
c/o JP Morgan Investor Services
14201 Dallas Parkway, 12th Floor
Mail Code 121
Dallas, TX  75254

State Street Bank and Trust Company              36,628            7.33%
1776 Heritage Dr.
Global Corporate Action Unit JAB 5NW
No. Quincy, MA  02171


CLASS B
-------

Bank One Trust Company, N. A.                    10,000           22.13%
340 South Cleveland Avenue, Building 350
Columbus, OH  43240

Citibank, N. A.                                   3,250            7.19%
3800 Citibank Center B3-15
Tampa, FL  33610

JPMorgan Chase Bank                               3,150            6.97%
c/o JP Morgan Investor Services
14201 Dallas Parkway, 12th Floor
Mail Code 121
Dallas, TX  75254

JPMorgan Chase Bank/CCSG                         26,180           57.95%
P. O. Box 2558
Houston, TX  77252
________________________________________

Beneficial owners of more than 5% of the Series 1997-3 Class A and Class B investor certificates as of December 31, 2001, are as follows:

                                               NUMBER OF           % OF
                                              CERTIFICATES      OWNERSHIP
                                              ------------      ---------
CLASS A
-------

Bank of New York (The)                          107,145           21.43%
925 Patterson Plank Road
Secaucus, NJ  07094

Brown Brothers Harriman & Co.                    60,480           12.10%
63 Wall Street, 8th Floor
New York, NY  10005

JPMorgan Chase Bank                              79,800           15.96%
c/o JP Morgan Investor Services
14201 Dallas Parkway, 12th Floor
Mail Code 121
Dallas, TX  75254

Northern Trust Company (The)                     75,000           15.00%
801 S. Canal C-IN
Chicago, IL  60607

State Street Bank and Trust Company             119,575           23.92%
1776 Heritage Dr.
Global Corp. Action Unit JAB 5NW
No. Quincy, MA  02171


CLASS B
-------

Citibank, N.A.                                    5,000           11.07%
3800 Citibank Center B3-15
Tampa, FL  33610

JPMorgan Chase Bank                              40,180           88.93%
c/o JP Morgan Investor Services
14201 Dallas Parkway, 12th Floor
Mail Code 121
Dallas, TX  75254

________________________________________

Beneficial owners of more than 5% of the Series 1997-4 Class A and Class B investor certificates as of December 31, 2001, are as follows:

                                                   NUMBER OF         % OF
                                                 CERTIFICATES      OWNERSHIP
                                                 ------------      ---------
CLASS A
-------

Bankers Trust Company                               58,683          11.74%
648 Grassmere Park Road
Nashville, TN  37211

Boston Safe Deposit and Trust Company              100,000          20.00%
525 William Penn Place, Suite 3631
Pittsburgh, PA  15259

Deutsche Banc Alex. Brown Inc.                      52,000          10.40%
Proxy Department
P. O. Box 1776
Baltimore, MD  21203

JPMorgan Chase Bank                                165,650          33.13%
c/o JP Morgan Investor Services
14201 Dallas Parkway, 12th Floor
Mail Code 121
Dallas, TX  75254

Morgan Stanley & Co. Incorporated                   72,694          14.54%
One Pierrepoint Plaza, 7th Floor
Brooklyn, NY  11201


CLASS B
-------

Citibank, N.A.                                       5,000          11.07%
3800 Citibank Center B3-15
Tampa, FL  33610

JPMorgan Chase Bank                                 20,180          44.66%
c/o JP Morgan Investor Services
14201 Dallas Parkway, 12th Floor
Mail Code 121
Dallas, TX  75254


JPMorgan Chase Bank/CCSG                            20,000          44.27%
P. O. Box 2558
Houston, TX  77252

_____________________________________

Beneficial owners of more than 5% of the Series 1997-5 Class A and Class B investor certificates as of December 31, 2001, are as follows:

                                                  NUMBER OF         % OF
                                                CERTIFICATES      OWNERSHIP
                                                ------------      ---------
CLASS A
-------

Bank of New York (The)                             117,490          18.08%
925 Patterson Plank Road
Secaucus, NJ  07094

Boston Safe Deposit and Trust Company               88,354          13.59%
525 William Penn Place, Suite 3631
Pittsburgh, PA  15259

Citibank, N.A.                                      90,100          13.86%
3800 Citibank Center B3-15
Tampa, FL  33610

JPMorgan Chase Bank                                100,916          15.53%
c/o JP Morgan Investor Services
14201 Dallas Parkway, 12th Floor
Mail Code 121
Dallas, TX  75254

Northern Trust Company (The)                        54,729           8.42%
801 S. Canal C-IN
Chicago, IL  60607

State Street Bank and Trust Company                 96,124          14.79%
1776 Heritage Dr.
Global Corp. Action Unit JAB 5NW
No. Quincy, MA  02171

Swiss American Securities Inc.                      40,000           6.15%
12 East 49th Street
New York, NY  10017


CLASS B
-------

Bank of New York (The)                              22,735          38.71%
925 Patterson Plank Road
Secaucus, NJ  07094

JPMorgan Chase Bank                                 36,000          61.29%
c/o JP Morgan Investor Services
14201 Dallas Parkway, 12th Floor
Mail Code 121
Dallas, TX  75254

_____________________________________

Beneficial owners of more than 5% of the Series 1997-6 Class A and Class B investor certificates as of December 31, 2001, are as follows:

                                                  NUMBER OF           % OF
                                                 CERTIFICATES      OWNERSHIP
                                                 ------------      ---------
CLASS A
-------

Bank of New York (The)                              95,667           7.36%
925 Patterson Plank Road
Secaucus, NJ  07094

Bankers Trust Company                              203,948          15.69%
648 Grassmere Park Road
Nashville, TN  37211

Barclays Global Investors N.A./                     80,445           6.19%
Investors Bank & Trust
980 9th Street, 6th Floor
Sacramento, CA  95814

Boston Safe Deposit and Trust Company               74,645           5.74%
525 William Penn Place, Suite 3631
Pittsburgh, PA  15259

JPMorgan Chase Bank                                415,411          31.95%
c/o JP Morgan Investor Services
14201 Dallas Parkway, 12th Floor
Mail Code 121
Dallas, TX  75254

Northern Trust Company (The)                       129,725           9.98%
801 S. Canal C-IN
Chicago, IL  60607

State Street Bank and Trust Company                 72,954           5.61%
1776 Heritage Dr.
Global Corp. Action Unit JAB 5NW
No. Quincy, MA  02171

CLASS B
-------

Bank of New York (The)                             45,480           38.72%
925 Patterson Plank Road
Secaucus, NJ  07094

Boston Safe Deposit and Trust Company               6,242            5.31%
525 William Penn Place, Suite 3631
Pittsburgh, PA  15259

JPMorgan Chase Bank                                34,132           29.06%
c/o JP Morgan Investor Services
14201 Dallas Parkway, 12th Floor
Mail Code 121
Dallas, TX  75254

Salomon Smith Barney Inc./Salomon Brothers         16,703           14.22%
333 W. 34th Street, 3rd Floor
New York, NY  10001

State Street Bank and Trust Company                 8,911            7.59%
1776 Heritage Dr.
Global Corporate Action Unit JAB 5NW
No. Quincy, MA  02171

_____________________________________

Beneficial owners of more than 5% of the Series 1997-7 Class A and Class B investor certificates as of December 31, 2001, are as follows:

                                                  NUMBER OF          % OF
                                                 CERTIFICATES     OWNERSHIP
                                                 ------------     ---------
CLASS A
-------

Bank of New York (The)                             120,512          24.10%
925 Patterson Plank Road
Secaucus, NJ  07094

Bankers Trust Company                              212,178          42.44%
648 Grassmere Park Road
Nashville, TN  37211

Barclays Global Investors N.A./                     69,988          14.00%
Investors Bank & Trust
980 9th Street, 6th Floor
Sacramento, CA  95814

JPMorgan Chase Bank                                 32,650           6.53%
c/o JP Morgan Investor Services
14201 Dallas Parkway, 12th Floor
Mail Code 121
Dallas, TX  75254

JP Morgan Chase Bank/                               25,194           5.04%
Correspondence Clearing Services 2
One Chase Manhattan Plaza 4-B
New York, NY  10081


CLASS B
-------

Boston Safe Deposit and Trust Company                9,000          19.92%
525 William Penn Place, Suite 3631
Pittsburgh, PA  15259

JPMorgan Chase Bank/CCSG                            35,930          79.53%
P. O. Box 2558
Houston, TX  77252

_____________________________________

Beneficial owners of more than 5% of the Series 1997-8 Class A and Class B investor certificates as of December 31, 2001, are as follows:

                                                  NUMBER OF          % OF
                                                 CERTIFICATES     OWNERSHIP
                                                 ------------     ---------
CLASS A
-------

JPMorgan Chase Bank                                111,300          14.27%
c/o JP Morgan Investor Services
14201 Dallas Parkway, 12th Floor
Mail Code 121
Dallas, TX  75254

JPMorgan Chase Bank/CCSG                           206,200          26.44%
P.O. Box 2558
Houston, TX  77252

United States Trust Company of New York            370,500          47.50%
JC3 7th Floor
499 Washington Boulevard
Jersey City,  NJ  07310


CLASS B
-------

Bankers Trust Company                               20,000          28.38%
648 Grassmere Park Road
Nashville, TN  37211

JPMorgan Chase Bank/CCSG                            30,482          43.24%
P. O. Box 2558
Houston, TX  77252

State Street Bank and Trust Company                20,000             28.38%
1776 Heritage Dr.
Global Corp. Action Unit JAB 5NW
No. Quincy, MA 02171

___________________________________________

Beneficial owners of more than 5% of the Series 1997-9 Class A and Class B investor certificates as of December 31, 2001, are as follows:

                                                 NUMBER OF            % OF
                                               CERTIFICATES         OWNERSHIP
                                               ------------         ---------
CLASS A
-------

Bank of New York (The)                            355,155             71.03%
925 Patterson Plank Road
Secaucus, NJ 07094

Boston Safe Deposit and Trust Company             107,000             21.40%
525 William Penn Place, Suite 3631
Pittsburgh, PA 15259

State Street Bank and Trust Company                37,845              7.57%
1776 Heritage Dr.
Global Corporate Action Unit JAB 5NW
No. Quincy, MA 02171

CLASS B
-------

JPMorgan Chase Bank/CCSG                           45,180            100.00%
P.O. Box 2558
Houston, TX 77252

___________________________________________

Beneficial owners of more than 5% of the Series 1998-1 Class A and Class B investor certificates as of December 31, 2001, are as follows:

                                                 NUMBER OF            % OF
                                               CERTIFICATES         OWNERSHIP
                                               ------------         ---------
CLASS A
-------

Bank of New York (The)                            225,050             32.15%
925 Patterson Plank Road
Secaucus, NJ 07094

Bankers Trust Company                             116,762             16.68%
648 Grassmere Park Road
Nashville, TN 37211

Boston Safe Deposit and Trust Company              41,085              5.87%
525 William Penn Place, Suite 3631
Pittsburgh, PA 15259

Citibank, N.A.                                     58,753              8.39%
3800 Citibank Center B3-15
Tampa, FL 33610

JPMorgan Chase Bank                                88,845             12.69%
c/o JP Morgan Investor Services
14201 Dallas Parkway, 12th Floor
Mail Code 121
Dallas, TX 75254

State Street Bank and Trust Company                134,375            19.20%
1776 Heritage Dr.
Global Corporate Action Unit JAB 5NW
No. Quincy, MA 02171


CLASS B
-------

Bankers Trust Company                              17,000             26.88%
648 Grassmere Park Road
Nashville, TN 37211

Credit Suisse First Boston                          5,000              7.90%
c/o ADP Proxy Services
51 Mercedes Way
Edgewood, NY 11717

JPMorgan Chase Bank                                 6,000              9.49%
c/o JP Morgan Investor Services
14201 Dallas Parkway, 12th Floor
Mail Code 121
Dallas, TX 75254

JPMorgan Chase Bank/CCSG                           30,253             47.83%
P.O. Box 2558
Houston, TX 77252

SSB - Bank Portfolio                                5,000              7.90%
1776 Heritage Dr.
Global Corp. Action Unit JAB 5NW
No. Quincy, MA 02171

___________________________________________

Beneficial owners of more than 5% of the Series 1998-4 Class A and Class B investor certificates as of December 31, 2001, are as follows:

                                                 NUMBER OF            % OF
                                                CERTIFICATES        OWNERSHIP
                                                ------------        ---------
CLASS A
-------

Bank of New York (The)                             90,400             12.91%
925 Patterson Plank Road
Secaucus, NJ 07094

Boston Safe Deposit and Trust Company             196,995             28.14%
525 William Penn Place, Suite 3631
Pittsburgh, PA 15259

Citibank, N.A.                                     96,245             13.75%
3800 Citibank Center B3-15
Tampa, FL 33610

JPMorgan Chase Bank                               123,255             17.61%
c/o JP Morgan Investor Services
14201 Dallas Parkway, 12th Floor
Mail Code 121
Dallas, TX 75254

State Street Bank and Trust Company                55,000              7.86%
1776 Heritage Dr.
Global Corporate Action Unit JAB 5NW
No. Quincy, MA 02171

Wells Fargo Bank Minnesota, N.A.,                  38,000              5.43%
733 Marquette Avenue N9306-051
Minneapolis, MN 55479

CLASS B
-------

Bankers Trust Company                              25,253             39.92%
648 Grassmere Park Road
Nashville, TN 37211

JPMorgan Chase Bank                                27,500             43.48%
c/o JP Morgan Investor Services
14201 Dallas Parkway, 12th Floor
Mail Code 121
Dallas, TX 75254

___________________________________________

Beneficial owners of more than 5% of the Series 1998-5 Class A and Class B investor certificates as of December 31, 2001, are as follows:

                                                 NUMBER OF            % OF
                                                CERTIFICATES        OWNERSHIP
                                                ------------        ---------
CLASS A
-------

Bank of New York (The)                            141,250             21.73%
925 Patterson Plank Road
Secaucus, NJ 07094

Boston Safe Deposit and Trust Company              98,025             15.08%
525 William Penn Place, Suite 3631
Pittsburgh, PA 15259

Citibank, N.A.                                     37,500              5.77%
3800 Citibank Center B3-15
Tampa, FL 33610

JPMorgan Chase Bank                                66,800             10.28%
c/o JP Morgan Investor Services
14201 Dallas Parkway, 12th Floor
Mail Code 121
Dallas, TX 75254

Merrill Lynch, Pierce Fenner & Smith               35,000              5.38%
Safekeeping
4 Corporate Place
Piscataway, NJ 08854

State Street Bank and Trust Company               195,630             30.10%
1776 Heritage Dr.
Global Corp. Action Unit JAB 5NW
No. Quincy, MA 02171


CLASS B
-------

Bankers Trust Company                              33,735             57.44%
648 Grassmere Park Road
Nashville, TN 37211

Boston Safe Deposit and Trust Company              20,000             34.05%
525 William Penn Place, Suite 3631
Pittsburgh, PA 15259

JPMorgan Chase Bank                                 5,000              8.51%
c/o JP Morgan Investor Services
14201 Dallas Parkway, 12th Floor
Mail Code 121
Dallas, TX 75254

___________________________________________

Beneficial owners of more than 5% of the Series 1998-6 Class A and Class B investor certificates as of December 31, 2001, are as follows:

                                                  NUMBER OF            % OF
                                                CERTIFICATES        OWNERSHIP
                                                ------------        ---------
CLASS A
-------

Citibank, N.A.                                    200,000             25.00%
3800 Citibank Center B3-15
Tampa, FL 33610

JPMorgan Chase Bank/CCSG                          265,000             33.13%
P.O. Box 2558
Houston, TX 77252

Merrill Lynch, Pierce Fenner & Smith              300,000             37.50%
Safekeeping
4 Corporate Place
Piscataway, NJ 08854


CLASS B
-------

Bankers Trust Company                              30,000             41.50%
648 Grassmere Park Road
Nashville, TN 37211

JPMorgan Chase Bank/CCSG                           42,289             58.50%
P.O. Box 2558
Houston, TX 77252

___________________________________________

Beneficial owners of more than 5% of the Series 1998-8 Class A and Class B investor certificates as of December 31, 2001, are as follows:

                                                  NUMBER OF            % OF
                                                CERTIFICATES        OWNERSHIP
                                                ------------        ---------
CLASS A
-------

Boston Safe Deposit and Trust Company              25,000              5.00%
525 William Penn Place, Suite 3631
Pittsburgh, PA 15259

Citibank, N.A.                                    110,000             22.00%
3800 Citibank Center B3-15
Tampa, FL 33610

JPMorgan Chase Bank                                93,000             18.60%
c/o JP Morgan Investor Services
14201 Dallas Parkway, 12th Floor
Mail Code 121
Dallas, TX 75254

Merrill Lynch, Pierce Fenner & Smith              225,000             45.00%
Safekeeping
4 Corporate Place
Piscataway, NJ 08855

Swiss American Securities Inc.                     30,000              6.00%
12 East 49th Street, 41st Floor
New York, NY 10017


CLASS B
-------

Bank of New York (The)                              3,000              6.64%
925 Patterson Plank Road
Secaucus, NJ 07094

JPMorgan Chase Bank/CCSG                           42,180             93.36%
P.O. Box 2558
Houston, TX 77252

___________________________________________

Beneficial owners of more than 5% of the Series 1998-9 Class A and Class B investor certificates as of December 31, 2001, are as follows:

                                                 NUMBER OF            % OF
                                               CERTIFICATES         OWNERSHIP
                                               ------------         ---------
CLASS A
-------
Bank of New York (The)                             75,216             11.57%
925 Patterson Plank Road
Secaucus, NJ 07094

Bankers Trust Company                             226,255             34.81%
648 Grassmere Park Road
Nashville, TN 37211

Boston Safe Deposit and Trust Company              82,215             12.65%
525 William Penn Place, Suite 3631
Pittsburgh, PA 15259

JPMorgan Chase Bank                                32,875              5.06%
c/o JP Morgan Investor Services
14201 Dallas Parkway, 12th Floor
Mail Code 121
Dallas, TX 75254

Northern Trust Company (The)                       41,796              6.43%
801 S. Canal C-IN
Chicago, IL 60607

State Street Bank and Trust Company                65,449             10.07%
1776 Heritage Dr.
Global Corporate Action Unit JAB 5NW
No. Quincy, MA 02171


CLASS B
-------

Bank of New York (The)                             26,283             58.63%
925 Patterson Plank Road
Secaucus, NJ 07094

Boston Safe Deposit and Trust Company               3,300              7.36%
525 William Penn Place, Suite 3631
Pittsburgh, PA 15259

JPMorgan Chase Bank                                10,000             22.31%
c/o JP Morgan Investor Services
14201 Dallas Parkway, 12th Floor
Mail Code 121
Dallas, TX 75254

SSB - Bank Portfolio                                2,411              5.38%
1776 Heritage Drive
Global Corporate Action Unit JAB 5NW
No. Quincy, MA 02171

___________________________________________

Beneficial owners of more than 5% of the Series 1999-1 Class A and Class B investor certificates as of December 31, 2001, are as follows:

                                                  NUMBER OF           % OF
                                                CERTIFICATES        OWNERSHIP
                                                ------------        ---------
CLASS A
-------

Bank of New York (The)                            125,495             12.55%
925 Patterson Plank Road
Secaucus, NJ 07094

Bankers Trust Company                              92,700              9.27%
648 Grassmere Park Road
Nashville, TN 37211

JPMorgan Chase Bank                               297,345             29.73%
c/o JP Morgan Investor Services
14201 Dallas Parkway, 12th Floor
Mail Code 121
Dallas, TX 75254

State Street Bank and Trust Company               406,520             40.65%
1776 Heritage Dr.
Global Corporate Action Unit JAB 5NW
No. Quincy, MA 02171


CLASS B
-------

Bank of New York (The)                             25,361             28.07%
925 Patterson Plank Road
Secaucus, NJ 07094

Bankers Trust Company                              35,000             38.73%
648 Grassmere Park Road
Nashville, TN 37211

Mizuho Trust & Banking Co. (USA)                   25,000             27.67%
666 Fifth Avenue, Suite 802
New York, NY 10103

Wells Fargo Bank Minnesota, N.A.                    5,000              5.53%
733 Marquette Avenue, N9306-051
Minneapolis, MN 55479

___________________________________________

Beneficial owners of more than 5% of the Series 1999-2 Class A and Class B investor certificates as of December 31, 2001, are as follows:

                                                 NUMBER OF            % OF
                                               CERTIFICATES         OWNERSHIP
                                               ------------         ---------
CLASS A
-------

Bank of New York (The)                            163,500             32.70%
925 Patterson Plank Road
Secaucus, NJ 07094

Boston Safe Deposit and Trust Company             150,700             30.14%
525 William Penn Place, Suite 3631
Pittsburgh, PA 15259

Brown Brothers Harriman & Co.                      49,980             10.00%
63 Wall Street, 8th Floor
New York, NY 10005

Citibank, N.A.                                     46,350              9.27%
3800 Citibank Center B3-15
Tampa, FL 33610

JPMorgan Chase Bank                                48,200              9.64%
c/o JP Morgan Investor Services
14201 Dallas Parkway, 12th Floor
Mail Code 121
Dallas, TX 75254


CLASS B
-------

Bankers Trust Company                              25,000             55.33%
648 Grassmere Park Road
Nashville, TN 37211

Mizuho Trust & Banking Co. (USA)                   20,180             44.67%
666 Fifth Avenue, Suite 802
New York, NY 10103

___________________________________________

Beneficial owners of more than 5% of the Series 1999-3 Class A and Class B investor certificates as of December 31, 2001, are as follows:

                                                NUMBER OF             % OF
                                              CERTIFICATES          OWNERSHIP
                                              ------------          ---------
CLASS A
-------

Bankers Trust Company                             154,885             22.13%
648 Grassmere Park Road
Nashville, TN 37211

Boston Safe Deposit and Trust Company              73,968             10.57%
525 William Penn Place, Suite 3631
Pittsburgh, PA 15259

Citibank, N.A.                                     46,905              6.70%
3800 Citibank Center B3-15
Tampa, FL 33610

JPMorgan Chase Bank                                56,070              8.01%
c/o JP Morgan Investor Services
14201 Dallas Parkway, 12th Floor
Mail Code 121
Dallas, TX 75254

State Street Bank and Trust Company               301,870             43.12%
1776 Heritage Dr.
Global Corporate Action Unit JAB 5NW
No. Quincy, MA 02171


CLASS B
-------

Bankers Trust Company                              17,000             31.39%
648 Grassmere Park Road
Nashville, TN 37211

Boston Safe Deposit and Trust Company               5,500             10.15%
525 William Penn Place, Suite 3631
Pittsburgh, PA 15259

Brown Brothers Harriman & Co.                       3,000              5.54%
63 Wall Street, 8th Floor
New York, NY 10005

JPMorgan Chase Bank                                 8,667             16.00%
c/o JP Morgan Investor Services
14201 Dallas Parkway, 12th Floor
Mail Code 121
Dallas, TX 75254

Mizuho Trust & Banking Co. (USA)                   20,000             36.92%
666 Fifth Avenue, Suite 802
New York, NY 10103

___________________________________________

Beneficial owners of more than 5% of the Series 1999-4 Class A and Class B investor certificates as of December 31, 2001, are as follows:

                                                NUMBER OF              % OF
                                               CERTIFICATES          OWNERSHIP
                                               ------------          ---------
CLASS A
-------

Bank of New York (The)                            107,500             21.50%
925 Patterson Plank Road
34 Exchange Pl
Jersey City, NJ 07311

Boston Safe Deposit and Trust Company              78,750             15.75%
525 William Penn Place, Suite 3631
Pittsburgh, PA 15259

Deutsche Bank, A.G., New York Branch               29,700              5.94%
34 Exchange Pl
Jersey City, NJ 07311

HSBC Bank USA/Treasury Investment                  48,000              9.60%
140 Broadway - Level A
New York, NY 10015

JPMorgan Chase Bank                               103,800             20.76%
c/o JP Morgan Investor Services
14201 Dallas Parkway, 12th Floor
Mail Code 121
Dallas, TX 75254

Northern Trust Company (The)                       60,000             12.00%
801 S. Canal C-IN
Chicago, IL 60607

State Street Bank and Trust Company                50,000             10.00%
1776 Heritage Dr.
Global Corporate Action Unit JAB 5NW
No. Quincy, MA 02171


CLASS B
-------

Bank of Tokyo-Mitsubishi Trust Company              8,691             22.46%
Trust Operations Dept Plaza 3
5th Floor Harborside Fin'L Ctr
Jersey City, NJ 07311-1904

Citibank, N. A.                                    20,000             51.69%
3800 Citibank Center B3-15
Tampa, FL 33610

JPMorgan Chase Bank                                 9,000             23.26%
c/o JP Morgan Investor Services
14201 Dallas Parkway, 12th Floor
Mail Code 121
Dallas, TX 75254

___________________________________________

Beneficial owners of more than 5% of the Series 2001-1 Class A and Class B investor certificates as of December 31, 2001, are as follows:

                                                 NUMBER OF            % OF
                                               CERTIFICATES         OWNERSHIP
                                               ------------         ---------
CLASS A
-------

Boston Safe Deposit and Trust Company             225,000             30.00%
525 William Penn Place, Suite 3631
Pittsburgh, PA 15259

Citibank, N.A.                                     75,000             10.00%
3800 Citibank Center B3-15
Tampa, FL 33610

JPMorgan Chase Bank                               285,300             38.04%
c/o JP Morgan Investor Services
14201 Dallas Parkway, 12th Floor
Mail Code 121
Dallas, TX 75254

Merrill Lynch, Pierce Fenner & Smith              117,000             15.60%
Safekeeping
4 Corporate Place
Piscataway, NJ 08854


CLASS B
-------

Bank One Trust Company, N.A.                       10,000             17.23%
340 South Cleveland Avenue, Building 350
Columbus, OH 43240

JPMorgan Chase Bank                                10,000             17.23%
c/o JP Morgan Investor Services
14201 Dallas Parkway, 12th Floor
Mail Code 121
Dallas, TX 75254

Merrill Lynch, Pierce Fenner & Smith               18,036             31.08%
Safekeeping
4 Corporate Place
Piscataway, NJ 08854

Mizuho Trust & Banking Co. (USA)                   20,000             34.46%
666 Fifth Avenue, Suite 802
New York, NY 10103

___________________________________________

Beneficial owners of more than 5% of the Series 2001-2 Class A and Class B investor certificates as of December 31, 2001, are as follows:

                                                NUMBER OF             % OF
                                               CERTIFICATES         OWNERSHIP
                                               ------------         ---------
CLASS A
-------

Bank of New York (The)                            233,000             18.64%
925 Patterson Plank Road
Secaucus, NJ 07094

Bankers Trust Company                             220,500             17.64%
648 Grassmere Park Road
Nashville, TN 37211

Boston Safe Deposit and Trust Company             169,757             13.58%
525 William Penn Place, Suite 3631
Pittsburgh, PA 15259

Citibank, N.A.                                     90,000              7.20%
3800 Citibank Center B3-15
Tampa, FL 33610

JPMorgan Chase Bank                               177,250             14.18%
c/o JP Morgan Investor Services
14201 Dallas Parkway, 12th Floor
Mail Code 121
Dallas, TX 75254

Northern Trust Company (The)                       98,500              7.88%
801 S. Canal C-IN
Chicago, IL 60607

State Street Bank and Trust Company               172,000             13.76%
1776 Heritage Drive
Global Corporate Action Unit JAB 5NW
No. Quincy, MA 02171


CLASS B
-------

Bankers Trust Company                              30,000             31.02%
648 Grassmere Park Road
Nashville, TN 37211

Merrill Lynch, Pierce Fenner & Smith               45,727             47.27%
Safekeeping
4 Corporate Place
Piscataway, NJ 08854

Mizuho Trust & Banking Co. (USA)                   20,000             20.68%
666 Fifth Avenue, Suite 802
New York, NY 10103

__________________________________________

Beneficial owners of more than 5% of the Series 2001-3 Class A and Class B investor certificates as of December 31, 2001, are as follows:

                                                 NUMBER OF            % OF
                                               CERTIFICATES         OWNERSHIP
                                               ------------         ---------
CLASS A
-------

Boston Safe Deposit and Trust Company             120,000             19.05%
525 William Penn Place, Suite 3631
Pittsburgh, PA 15259

Brown Brothers Harriman & Co.                      45,000              7.14%
63 Wall Street, 8th Floor
New York, NY 10005

JPMorgan Chase Bank                               173,000             27.46%
c/o JP Morgan Investor Services
14201 Dallas Parkway, 12th Floor
Mail Code 121
Dallas, TX 75254

State Street Bank and Trust Company               261,000             41.43%
1776 Heritage Drive
Global Corporate Action Unit JAB 5NW
No. Quincy, MA 02171


CLASS B
-------

Bank of New York (The)                             16,000             32.82%
925 Patterson Plank Road
Secaucus, NJ 07094

Merrill Lynch, Pierce Fenner & Smith               32,750             67.18%
Safekeeping
4 Corporate Place
Piscataway, NJ 08854

_____________________________________________

Beneficial owners of more than 5% of the Series 2001-4 Class A and Class B investor certificates as of December 31, 2001, are as follows:

                                                 NUMBER OF            % OF
                                               CERTIFICATES         OWNERSHIP
                                               ------------         ---------
CLASS A
-------

Boston Safe Deposit and Trust Company             125,800             20.97%
525 William Penn Place, Suite 3631
Pittsburgh, PA 15259

Citibank, N.A.                                     30,000              5.00%
3800 Citibank Center B3-15
Tampa, FL 33610

JPMorgan Chase Bank                               205,000             34.17%
c/o JP Morgan Investor Services
14201 Dallas Parkway, 12th Floor
Mail Code 121
Dallas, TX 75254

State Street Bank and Trust Company               205,000             34.17%
1776 Heritage Drive
Global Corporate Action Unit JAB 5NW
No. Quincy, MA 02171


CLASS B
-------

Bank of New York (The)                             15,000             32.31%
925 Patterson Plank Road
Secaucus, NJ 07094

Bankers Trust Company                              15,000             32.31%
648 Grassmere Park Road
Nashville, TN 37211

Boston Safe Deposit and Trust Company              13,428             28.92%
525 William Penn Place, Suite 3631
Pittsburgh, PA 15259

State Street Bank and Trust Company                 3,000              6.46%
1776 Heritage Drive
Global Corporate Action Unit JAB 5NW
No. Quincy, MA 02171

__________________________________________

(b) Not applicable.

(c) Not applicable.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
           ON FORM 8-K

(a)        The following documents are filed as part of this Report:

           3.   Exhibits:

                99.00 Independent Accountants' Reports of KPMG LLP on Management's Assertions.

(b)        Not applicable.

(c)        See item 14(a)3 above.

(d)        Not applicable.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 20, 2002.

                                        FIRST USA BANK, NATIONAL ASSOCIATION
                                                  as Servicer

                                        By:       /s/ Daniel J. Frate
                                            ---------------------------------
                                              Daniel J. Frate
                                              President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 20, 2002.

         Signature                           Title
         ---------                           -----

     /s/ Philip Heasley               Director and Principal Executive Officer
-----------------------------
       Philip Heasley

     /s/ Raymond Fischer              Director, Principal Financial Officer and
-----------------------------
       Raymond Fischer                Principal Accounting Officer

     /s/ Daniel J. Frate              Director
-----------------------------
       Daniel J. Frate

     /s/ Michael Looney               Director
-----------------------------
       Michael Looney

     /s/ M. Carter Warren             Director
-----------------------------
       M. Carter Warren

     /s/ William Garner               Director
-----------------------------
       William Garner