Form 10-K
period 2002-12-31
FIRST USA CREDIT CARD MASTER TRUST
filed 2003-03-31
CIK 890493

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002

☐            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 033-50600-01

BANK ONE, DELAWARE, NATIONAL ASSOCIATION

(formerly FIRST USA BANK, NATIONAL ASSOCIATION)
(Exact name of registrant as specified in its charter)
(As Servicer on behalf of First USA Credit Card Master Trust)

Laws of the United States (State or other jurisdiction of incorporation or organization)	51-0269396 (I.R.S. Employer Identification No.)

201 North Walnut Street Wilmington, Delaware (Address of principal executive offices)	19801 (Zip Code)

Registrant’s telephone number, including area code: (302) 594-4000

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
Series 1998-4, Class A Floating Rate Asset Backed Certificates and Class B Floating Rate Asset Backed Certificates
Series 1998-5, Class A Floating Rate Asset Backed Certificates and Class B Floating Rate Asset Backed Certificates
Series 1998-6, Class A Floating Rate Asset Backed Certificates and Class B Floating Rate Asset Backed Certificates
Series 1998-8, Class A Floating Rate Asset Backed Certificates and Class B Floating Rate Asset Backed Certificates
Series 1998-9, Class A 5.28% Asselt Backed Certificates and Class B 5.55% Asset Backed Certificates
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
YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Not Applicable.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ NO ☒

State the aggregate market value of the voting stock held by non-affiliates of the Registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.

Not Applicable.

Indicate the number shares outstanding of each of the Registrant’s class of common stock, as of the latest practicable date.

Not Applicable.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

FIRST USA BANK, NATIONAL ASSOCIATION
FIRST USA CREDIT CARD MASTER TRUST
2002 FORM 10-K ANNUAL REPORT

PAGE
Introductory Note	3

Signatures	33

Introductory Note

Bank One, Delaware, National Association (formerly First USA Bank, National Association) (the “Bank”) is the transferor and servicer (in such capacities, the “Transferor” and the “Servicer”) under the Amended and Restated Pooling and Servicing Agreement (the “Agreement”), dated as of March 28, 2002, and the following series supplements (the “Supplements”):

Supplement	Dated as of

1996-2	June 4, 1996
1996-4	August 6, 1996
1996-6	December 13, 1996
1996-8	December 11, 1996
1997-1	February 4, 1997
1997-2	May 8, 1997
1997-4	June 10, 1997
1997-5	August 7, 1997
1997-7	September 9, 1997
1997-8	September 23, 1997
1997-9	October 9, 1997
1998-1	May 21, 1998
1998-4	July 22, 1998
1998-5	August 27, 1998
1998-6	August 27, 1998
1998-8	September 17, 1998
1998-9	December 22, 1998
1999-1	February 24, 1999
1999-2	February 24, 1999
1999-3	May 4, 1999
2001-1	January 30, 2001
2001-2	March 19, 2001
2001-3	March 29, 2001
2001-4	May 16, 2001

The Agreement and Supplements are by and between the Bank, as Transferor and Servicer, and The Bank of New York (Delaware) as trustee (the “Trustee”), providing for the issuance of First USA Credit Card Master Trust Asset Backed Certificates (the “Certificates”). The Bank is the originator of the First USA Credit Card Master Trust (the “Registrant”). The Certificates do not represent obligations of or interests in the Bank. Lomas Bank USA, the predecessor of the Bank, applied for an exemption from certain reporting requirements pursuant to Section 12(h) of the Securities and Exchange Act of 1934. The Securities and Exchange Commission granted Lomas Bank USA an exemption from certain reporting requirements pursuant to an Order of the Securities and Exchange Commission dated March 28, 1989. The Bank is relying on such order in not responding to various items of Form 10-K. Such items are designated herein as “Not Applicable.”

The Bank is a direct, wholly owned subsidiary of BANK ONE CORPORATION (“BANK ONE”).

Effective September 17, 1999, the Bank was merged with and into FCC National Bank, an affiliated national banking association, and the surviving entity. The surviving entity was renamed “First USA Bank, National Association”. Effective September 30, 2002, the name of the Bank was changed to “Bank One, Delaware, National Association”.

In addition to the issuance of the Certificates described above, the First USA Credit Card Master Trust has issued the following interests in the Trust:

•          Class A Floating Rate Asset Backed Certificates and Class B Floating Rate Asset Backed Certificates issued pursuant to the Agreement and the Series 1998-2 Supplement dated as of May 21, 1998.

•          Class A Variable Funding Asset Backed Certificates and Class B Variable Funding Asset Backed Certificates issued pursuant to the Agreement and the Series 1999-A Supplement dated as of June 28, 1999.

•          Investor Certificate issued pursuant to the Agreement and the Series 2002-CC Supplement dated as of May 1, 2002.

•          Collateral Invested Amounts, CIA Certificates and Excess Collateral which represent credit enhancement to certain series were issued pursuant to the Agreement and the related series Supplements.

The First USA Credit Card Master Trust has made the following final payments with respect to the following Series:

•          The final payment with respect to Series 1994-6 Asset Backed Certificates was made on January 15, 2002.

•          The final payment with respect to Series 1995-2 Asset Backed Certificates was made on March 15, 2002.

•          The final payment with respect to Series 1997-3 Asset Backed Certificates was made on June 17, 2002.

•          The final payment with respect to Series 1997-6 Asset Backed Certificates was made on July 15, 2002.

•          The final payment with respect to Series 1999-4 Asset Backed Certificates was made on May 15, 2002.

•          The Final payment with respect to Series 1999-B Variable Funding Asset Backed Certificates was made on July 15, 2002.

Therefore, information with respect to such certificates is not included in this report.

PART I

ITEM 1.          BUSINESS

Available Information: BANK ONE, the parent corporation of Bank One, Delaware, National Association, has an Internet website at www.bankone.com which includes certain Trust reports. Electronic copies of the Trust’s annual report on Form 10-K and current reports on Form 8-K are available free of charge by visiting the “Investor Relations” section of www.bankone.com. The reports can be found under “Asset Backed Securities” in the Investor Relations section of the website. These reports are posted as soon as reasonably practicable after they are electronically filed with the Securities and Exchange Commission.

ITEM 2.          PROPERTIES

The property of the First USA Credit Card Master Trust (the “Trust”) includes and will include receivables (the ‘‘Receivables’’) arising under certain VISA® and MasterCard® revolving credit card accounts (the ‘‘Accounts’’) selected by the Transferor from a portfolio of VISA and MasterCard credit card accounts owned by Bank One, Delaware, National Association (formerly First USA Bank, National Association) (the “Transferor”), all monies due or to become due in payment of the Receivables, all proceeds of the Receivables and all monies on deposit in certain bank accounts of the Trust (other than certain investment earnings on such amounts), all amounts received by the Transferor or the Servicer with respect to Receivables in accounts which are written off as uncollectible (“Recoveries”) and any Enhancement issued with respect to any undivided ownership interest in the assets of the Trust issued from time to time in one or more Series (“Series”) or any class of such Series (a “Class”). The term ‘‘Enhancement’’ means, with respect to any Series or Class, any letter of credit, cash collateral account or guaranty, collateral invested amount, guaranteed rate agreement, maturity guaranty facility, tax protection agreement, interest rate swap or other contract or agreement for the benefit of certificateholders of such Series or Class. Enhancement may also take the form of subordination of one or more classes of a Series to any other Class or Classes of a Series or a cross-support feature which requires collections on receivables of one Series to be paid as principal and/or interest with respect to another Series.

The Transferor originally conveyed to the Trustee all Receivables existing under certain Accounts that were selected by the Transferor from the portfolio of VISA and MasterCard credit card accounts owned by the Transferor (the “Bank Portfolio”), based on criteria provided in the Pooling and Servicing Agreement as applied on August 21, 1992 (the ‘‘Cut Off Date’’). Since the Cut Off Date, the Transferor has transferred to the Trust the Receivables in certain additional Accounts (“Additional Accounts”) in accordance with the provisions of the Pooling and Servicing Agreement. The Transferor expects from time to time (subject to certain limitations and conditions), and in certain circumstances will be obligated, to designate Additional Accounts the Receivables in which will be included in the Trust. The Transferor will transfer to the Trust all Receivables in such Additional Accounts, whether such Receivables are then existing or thereafter created. The addition to the Trust of Receivables in Additional Accounts will be subject to certain conditions including, among others, that (a) each such Additional Account must be an eligible account at the time of its designation for inclusion in the Trust and (b) no selection procedure believed by the Transferor to be materially adverse to the interests of the holders of any Series of certificates will have been used in selecting such Additional Accounts.

The Receivables conveyed to the Trust have arisen and will arise in Accounts selected from the Bank Portfolio on the basis of criteria set forth in the Agreement (the “Trust Portfolio”). The Receivables in the Trust Portfolio, as of the close of business on December 31, 2002, consisted of $36,777,039,306.38 of Principal Receivables and $632,067,681.74 of Finance Charge Receivables. As

______________

*          VISA® and MasterCard® and are registered trademarks of Visa USA Incorporated and MasterCard International Incorporated, respectively.

of December 31, 2002, Cardholders whose Accounts are included in the Trust Portfolio, had billing addresses in 50 states, the District of Columbia and other United States territories and possessions.

The following table summarizes the Composition by Period of Delinquency for the Trust Portfolio as of the close of business on December 31, 2002. Because the future composition of the Trust Portfolio may change over time, this table is not necessarily indicative of the composition of the Trust Portfolio at any subsequent time.

Composition by Period of Delinquency
Trust Portfolio

Period of Delinquency (Days Contractually Delinquent)	Amount of Receivables	Percentage of Total Receivables

30 to 59 Days	$512,567,695.59	1.37%
60 to 89 Days	$343,338,823.68	0.92%
90 to 119 Days	$273,672,176.76	0.73%
120 to 149 Days	$222,966,850.81	0.60%
150 to 179 Days	$185,630,215.63	0.50%
180 or More Days	$0.00	0.00%

Total	$1,538,175,762.47	4.12%

The aggregate amount of Receivables written off during the twelve-month reporting period was $1,977,245,638. The investor percentage of Principal Receivables written off (the “Investor Default Amount”) during the reporting period was $1,520,134,987. The Investor Default Amount as a percentage of the average invested amount outstanding during the reporting period was approximately 5.96%.

ITEM 3.          LEGAL PROCEEDINGS

There are no materials pending legal proceedings with respect to the Trust, involving the Trust, the Trustee or the Registrant. The Bank is a defendant in various lawsuits, including lawsuits seeking class action certification in both state and federal courts. These lawsuits challenge certain policies and practices of the Bank’s credit card business. A few of these lawsuits have been conditionally certified as class actions. The Bank has defended itself against claims in the past and intends to continue to do so in the future. While it is impossible to predict the outcome of any of these lawsuits, the Bank believes that any liability, which might result from these lawsuits, will not have a material adverse effect on the Trust.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.          MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of December 31, 2002, the number of holders of record identified by the Depository Trust Company for the respective Series is as follows:

Investor Certificate Description	Record Holders

Series 1996-2 Class A	12
Series 1996-2 Class B	4

Series 1996-4 Class A	9
Series 1996-4 Class B	3

Series 1996-6 Class A	34
Series 1996-6 Class B	8

Series 1996-8 Class A	13
Series 1996-8 Class B	3

Series 1997-1 Class A	34
Series 1997-1 Class B	7

Series 1997-2 Class A	22
Series 1997-2 Class B	6

Series 1997-4 Class A	13
Series 1997-4 Class B	2

Series 1997-5 Class A	10
Series 1997-5 Class B	2

Series 1997-7 Class A	14
Series 1997-7 Class B	4

Series 1997-8 Class A	11
Series 1997-8 Class B	3

Investor Certificate Description	Record Holders

Series 1997-9 Class A	3
Series 1997-9 Class B	1

Series 1998-1 Class A	19
Series 1998-1 Class B	4

Series 1998-4 Class A	23
Series 1998-4 Class B	5

Series 1998-5 Class A	14
Series 1998-5 Class B	1

Series 1998-6 Class A	5
Series 1998-6 Class B	2

Series 1998-8 Class A	5
Series 1998-8 Class B	4

Series 1998-9 Class A	44
Series 1998-9 Class B	20

Series 1999-1 Class A	27
Series 1999-1 Class B	5

Series 1999-2 Class A	11
Series 1999-2 Class B	2

Series 1999-3 Class A	24
Series 1999-3 Class B	15

Series 2001-1 Class A	9
Series 2001-1 Class B	4

Series 2001-2 Class A	31
Series 2001-2 Class B	5

Series 2001-3 Class A	28
Series 2001-3 Class B	2

Series 2001-4 Class A	16
Series 2001-4 Class B	4

There is no established public market in which the Certificates are traded.

ITEM 6.          SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Beneficial owners of more than 5% of the Series 1996-2 Class A and Class B investor certificates as of December 31, 2002, are as follows:

	NUMBER OF CERTIFICATES	% OF OWNERSHIP

CLASS A

Bank of New York (The) One Wall Street New York, NY 10286	117,520	19.59%

JPMorgan Chase Bank Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway Dallas, TX 75254	98,990	16.50%

Prudential Securities Custody c/o ADP Proxy Services 51 Mercedes Way Edgewood, NY 11717	51,590	8.60%

State Street Bank and Trust Company 1776 Heritage Dr. Global Corp. Action Unit JAB 5NW No. Quincy, MA 02171	246,785	41.13%

Deutsche Bank Trust Company Americas 648 Grassmere Park Road Nashville, TN 37211	42,065	7.01%

CLASS B

Bank of New York (The) One Wall Street New York, NY 10286	7,000	12.89%

Deutsche Bank Trust Company Americas 648 Grassmere Park Road Nashville, TN 37211	13,000	23.94%

Citibank, N.A. 3800 Citibank Center B3-15 Tampa, FL 33610	5,000	9.21%

JPMorgan Chase Bank Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway Dallas, TX 75254	29,300	53.96%

Beneficial owners of more than 5% of the Series 1996-4 Class A and Class B investor certificates as of December 31, 2002, are as follows:

	NUMBER OF CERTIFICATES	% OF OWNERSHIP

CLASS A

Boston Safe Deposit and Trust Company 525 William Penn Place, Suite 3148 Pittsburgh, PA 15259	69,710	13.94%

Deutsche Bank Securities Inc. 1251 Avenue of the Americas New York, NY 10020	46,700	9.34%

Harris Trust and Savings Bank 111 W. Monroe Street Chicago, IL 60603	35,000	7.00%

JPMorgan Chase Bank Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway Dallas, TX 75254	276,590	55.32%

Bank of New York (The) One Wall Street New York, NY 10286	29,000	5.80%

CLASS B

Deutsche Bank Trust Company Americas 648 Grassmere Park Road Nashville, TN 37211	26,930	59.61%

Boston Safe Deposit and Trust Company Mellon Trust Pittsburgh, PA 15259	16,050	35.52%

Beneficial owners of more than 5% of the Series 1996-6 Class A and Class B investor certificates as of December 31, 2002, are as follows:

	NUMBER OF CERTIFICATES	% OF OWNERSHIP

CLASS A

Bank of New York (The) One Wall Street New York, NY 10286	215,404	24.97%

Boston Safe Deposit and Trust Company 525 William Penn Place, Suite 3148 Pittsburgh, PA 15259	113,056.5	13.11%

JPMorgan Chase Bank Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway Dallas, TX 75254	152,160	17.64%

JP Morgan Chase Bank/Greenwich Capital 4 New York Plaza, 21st Floor New York, NY 10004	67,500	7.82%

State Street Bank and Trust Company 1776 Heritage Dr. Global Corporate Action Unit JAB 5NW No. Quincy, MA 02171	166,071.5	19.25%

CLASS B

Bank of New York (The) One Wall Street New York, NY 10286	5,000	6.41%

Bank One Trust Company, N.A. 340 South Cleveland Avenue, Building 350 Columbus, OH 43240	5,000	6.41%

Boston Safe Deposit and Trust Company 525 William Penn Place, Suite 3148 Pittsburgh, PA 15259	5,650	7.24%

JPMorgan Chase Bank Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway Dallas, TX 75254	32,997	42.30%

State Street Bank and Trust Company 1776 Heritage Dr. Global Corporate Action Unit JAB 5NW No. Quincy, MA 02171	4,925	6.31%

Swiss American Securities Inc. 12 East 49th Street, 41st Floor New York, NY 10017	23,000	29.49%

Beneficial owners of more than 5% of the Series 1996-8 Class A and Class B investor certificates as of December 31, 2002, are as follows:

	NUMBER OF CERTIFICATES	% OF OWNERSHIP

CLASS A

Boston Safe Deposit and Trust Company 525 William Penn Place, Suite 3148 Pittsburgh, PA 15259	52,400	13.10%

Citibank, N.A. 3800 Citibank Center B3-15 Tampa, FL 33610	82,500	20.63%

JPMorgan Chase Bank Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway Dallas, TX 75254	77,500	19.38%

State Street Bank and Trust Company 1776 Heritage Dr. Global Corporate Action Unit JAB 5NW No. Quincy, MA 02171	150,900	37.73%

CLASS B

Boston Safe Deposit and Trust Company 525 William Penn Place Pittsburgh, PA 15259	4,800	13.26%

Citibank, N.A. 3800 Citibank Center B3-15 Tampa, FL 33610	5,000	13.81%

JPMorgan Chase Bank Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway Dallas, TX 75254	26,400	72.93%

Beneficial owners of more than 5% of the Series 1997-1 Class A and Class B investor certificates as of December 31, 2002, are as follows:

	NUMBER OF CERTIFICATES	% OF OWNERSHIP

CLASS A

Bank of New York (The) One Wall Street New York, NY 10286	72,472	9.66%

Boston Safe Deposit and Trust Company 525 William Penn Place, Suite 3148 Pittsburgh, PA 15259	223,782	29.84%

Investors Bank & Trust - Institutional Custody 200 Clarendon Street, 9th Floor Corporate Actions Unit/TOP 57 Boston, MA 02116	49,147	6.55%

JPMorgan Chase Bank Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway Dallas, TX 75254	150,970	20.13%

Northern Trust Company(The) 801 S. Canal C-IN Chicago, Il 60607	41,345	5.51%

State Street Bank and Trust Company 1776 Heritage Dr. Global Corporate Action Unit JAB 5NW No. Quincy, MA 02171	142,604	19.01%

CLASS B

JPMorgan Chase Bank/Correspondence Clearing Services 2 Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway Dallas, TX 75254	10,000	14.76%

Boston Safe Deposit and Trust Company 525 William Penn Place, Suite 3148 Pittsburgh, PA 15259	20,250	29.88%

JPMorgan Chase Bank Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway Dallas, TX 75254	31,900	47.07%

Beneficial owners of more than 5% of the Series 1997-2 Class A and Class B investor certificates as of December 31, 2002, are as follows:

	NUMBER OF CERTIFICATES	% OF OWNERSHIP

CLASS A

Bank of New York (The) One Wall Street New York, NY 10286	61,849.999	12.37%

JPMorgan Chase Bank Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway Dallas, TX 75254	304,501	60.90%

Boston Safe Deposit and Trust Company 525 William Penn Place, Suite 3148 Pittsburgh, PA 15259	30,814	6.16%

CLASS B

Bank One Trust Company, N. A. 340 South Cleveland Avenue, Building 350 Columbus, OH 43240	10,000	22.13%

Citibank, N. A. 3800 Citibank Center B3-15 Tampa, FL 33610	3,400	7.53%

JPMorgan Chase Bank Proxy/Class Actions/Bankruptcy 4201 Dallas Parkway Dallas, TX 75254	29,330	64.92%

Beneficial owners of more than 5% of the Series 1997-4 Class A and Class B investor certificates as of December 31, 2002, are as follows:

	NUMBER OF CERTIFICATES	% OF OWNERSHIP

CLASS A

Brown Brothers Harriman & Co. 63 Wall Street, 8th Floor New York, NY 10005	70,000	14.00%

Boston Safe Deposit and Trust Company 525 William Penn Place, Suite 3148 Pittsburgh, PA 15259	45,694	9.14%

Citibank, N.A. 3800 Citibank Center B3-15 Tampa, Fl 33610	60,500	12.10%

Deutsche Bank Trust Company Americas 648 Grassmere Park Road Nashville, TN 37211	78,683	15.74%

Deutsche Bank Securities Inc. 1251 Avenue of the Americas New York, NY 10020	52,000	10.40%

JPMorgan Chase Bank Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway Dallas, TX 75254	106,273	21.25%

State Street Bank and Trust Company 1776 Heritage Dr. Global Corporate Action Unit JAB 5NW No. Quincy, MA 02171	46,420	9.28%

CLASS B

Citibank, N.A. 3800 Citibank Center B3-15 Tampa, FL 33610	5,000	11.07%

JPMorgan Chase Bank Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway Dallas, TX 75254	40,180	88.93%

Beneficial owners of more than 5% of the Series 1997-5 Class A and Class B investor certificates as of December 31, 2002, are as follows:

	NUMBER OF CERTIFICATES	% OF OWNERSHIP

CLASS A

Bank of New York (The) One Wall Street New York, NY 10286	130,840	20.13%

Boston Safe Deposit and Trust Company 525 William Penn Place, Suite 3148 Pittsburgh, PA 15259	138,354	21.29%

Citibank, N.A. 3800 Citibank Center B3-15 Tampa, FL 33610	92,620	14.25%

JPMorgan Chase Bank Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway Dallas, TX 75254	82,116	12.63%

State Street Bank and Trust Company 1776 Heritage Dr. Global Corp. Action Unit JAB 5NW No. Quincy, MA 02171	92,774	14.27%

Swiss American Securities Inc. 12 East 49th Street New York, NY 10017	40,000	6.15%

CLASS B

Bank of New York (The) One Wall Street New York, NY 10286	22,735	38.71%

JPMorgan Chase Bank Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway Dallas, TX 75254	36,000	61.29%

Beneficial owners of more than 5% of the Series 1997-7 Class A and Class B investor certificates as of December 31, 2002, are as follows:

	NUMBER OF CERTIFICATES	% OF OWNERSHIP

CLASS A

Bank of New York (The) One Wall Street New York, NY 10286	100,000	20.00%

Barclays Global Investors N.A./ Investors Bank & Trust 980 9th Street, 6th Floor Sacramento, CA 95814	27,423.676	5.48%

Deutsche Bank Trust Company Americas 648 Grassmere Park Road Nashville, TN 37211	229,177.747	45.84%

JPMorgan Chase Bank/Correspondence Clearing Services 2 Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway Dallas, TX 75254	25,194	5.04%

JPMorgan Chase Bank Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway Dallas, TX 75254	61,162	12.23%

CLASS B

Boston Safe Deposit and Trust Company 525 William Penn Place, Suite 3148 Pittsburgh, PA 15259	19,000	42.05%

JPMorgan Chase Bank Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway Dallas, TX 75254	15,000	33.20%

Investors Bank & Trust Company 200 Clarendon St, 9th Floor Corporate Actions Unit/Top57 Boston, MA 02116	10,930	24.19%

Beneficial owners of more than 5% of the Series 1997-8 Class A and Class B investor certificates as of December 31, 2002, are as follows:

	NUMBER OF CERTIFICATES	% OF OWNERSHIP

CLASS A

Bank of New York (The) One Wall Street New York, NY 10286	56,000	7.18%

Citibank, N.A. 3800 Citibank Center B3-15 Tampa, FL 33610	95,000	12.18%

JPMorgan Chase Bank Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway Dallas, TX 75254	387,557	49.69%

Morgan Stanley & Co. Incorporated One Pierrepont Plaza Brooklyn, NY 11201	48,826	6.26%

State Street Bank and Trust Company 1776 Heritage Dr. Global Corp. Action Unit JAB 5NW No. Quincy, MA 02171	71,617	9.18%

CLASS B

Boston Safe Deposit and Trust Company 525 William Penn Place, Suite 3148 Pittsburgh, PA 15259	20,000	28.38%

JPMorgan Chase Bank Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway Dallas, TX 75254	30,482	43.25%

State Street Bank and Trust Company 1776 Heritage Dr. Global Corp. Action Unit JAB 5NW No. Quincy, MA 02171	20,000	28.37%

Beneficial owners of more than 5% of the Series 1997-9 Class A and Class B investor certificates as of December 31, 2002, are as follows:

	NUMBER OF CERTIFICATES	% OF OWNERSHIP

CLASS A

Bank of New York (The) One Wall Street New York, NY 10286	355,155	71.03%

Boston Safe Deposit and Trust Company 525 William Penn Place, Suite 3148 Pittsburgh, PA 15259	107,000	21.40%

State Street Bank and Trust Company 1776 Heritage Dr. Global Corporate Action Unit JAB 5NW No. Quincy, MA 02171	37,845	7.57%

CLASS B

JPMorgan Chase Bank Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway Dallas, TX 75254	45,180	100.00%

Beneficial owners of more than 5% of the Series 1998-1 Class A and Class B investor certificates as of December 31, 2002, are as follows:

	NUMBER OF CERTIFICATES	% OF OWNERSHIP

CLASS A

Bank of New York (The) One Wall Street New York, NY 10286	260,450	37.21%

Barclays Global Investors N.A./ Investors Bank & Trust 980 9th Street, 6th Floor Sacramento, CA 95814	50,000	7.14%

Citibank, N.A. 3800 Citibank Center B3-15 Tampa, FL 33610	62,753	8.96%

Deutsche Bank Trust Company Americas 648 Grassmere Park Road Nashville, TN 37211	134,762	19.25%

State Street Bank and Trust Company 1776 Heritage Dr. Global Corporate Action Unit JAB 5NW No. Quincy, MA 02171	64,375	9.20%

Northern Trust Company (The) 801 S. Canal C-IN 14201 Dallas Pkwy Chicago, Il 60607	49,395	7.06%

CLASS B

Deutsche Bank Trust Company Americas 648 Grassmere Park Road Nashville, TN 37211	5,800	9.17%

Bank of New York (The) One Wall Street New York, NY 10286	6,200	9.80%

JPMorgan Chase Bank Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway Dallas, TX 75254	46,253	73.12%

SSB – Bank Portfolio 1776 Heritage Dr. Global Corp. Action Unit JAB 5NW No. Quincy, MA 02171	5,000	7.91%

Beneficial owners of more than 5% of the Series 1998-4 Class A and Class B investor certificates as of December 31, 2002, are as follows:

	NUMBER OF CERTIFICATES	% OF OWNERSHIP

CLASS A

Bank of New York (The) One Wall Street New York, NY 10286	91,435	13.06%

Boston Safe Deposit and Trust Company 525 William Penn Place, Suite 3148 Pittsburgh, PA 15259	167,155	23.88%

Citibank, N.A. 3800 Citibank Center B3-15 Tampa, FL 33610	100,245	14.32%

JPMorgan Chase Bank Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway Dallas, TX 75254	41,030	5.86%

State Street Bank and Trust Company 1776 Heritage Dr. Global Corporate Action Unit JAB 5NW No. Quincy, MA 02171	108,185	15.46%

UBS AG 677 Washington Blvd Stamford, CT 06901	39,910	5.70%

Wells Fargo Bank Minnesota, N.A., C/O ADP Proxy Services 51 Mercedes Way Edgewood, NY 11717	38,325	5.48%

CLASS B

Merrill Lynch, Pierce Fenner & Smith Safekeeping 4 Corporate Place Piscataway, NJ 08854	25,253	39.92%

JPMorgan Chase Bank Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway Dallas, TX 75254	27,500	43.48%

State Street Bank and Trust Company 1776 Heritage Dr. Global Corporate Action Unit JAB 5NW No. Quincy, MA 02171	5,000	7.90%

Beneficial owners of more than 5% of the Series 1998-5 Class A and Class B investor certificates as of December 31, 2002, are as follows:

	NUMBER OF CERTIFICATES	% OF OWNERSHIP

CLASS A

Bank of New York (The) One Wall Street New York, NY 10286	112,625	17.33%

Boston Safe Deposit and Trust Company 525 William Penn Place, Suite 3148 Pittsburgh, PA 15259	65,807	10.12%

Deutsche Bank Trust Company Americas 648 Grassmere Park Road Nashville, TN 37211	46,000	7.08%

JPMorgan Chase Bank Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway Dallas, TX 75254	73,000	11.23%

State Street Bank and Trust Company 1776 Heritage Dr. Global Corp. Action Unit JAB 5NW No. Quincy, MA 02171	244,530	37.62%

CLASS B

JPMorgan Chase Bank Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway Dallas, TX 75254	58,735	100%

Beneficial owners of more than 5% of the Series 1998-6 Class A and Class B investor certificates as of December 31, 2002, are as follows:

	NUMBER OF CERTIFICATES	% OF OWNERSHIP

CLASS A

Citibank, N.A. 3800 Citibank Center B3-15 Tampa, FL 33610	200,000	25.00%

JPMorgan Chase Bank Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway Dallas, TX 75254	540,000	67.50%

CLASS B

Deutsche Bank Trust Company Americas 648 Grassmere Park Road Nashville, TN 37211	30,000	41.50%

JPMorgan Chase Bank Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway Dallas, TX 75254	42,289	58.50%

Beneficial owners of more than 5% of the Series 1998-8 Class A and Class B investor certificates as of December 31, 2002, are as follows:

	NUMBER OF CERTIFICATES	% OF OWNERSHIP

CLASS A

Boston Safe Deposit and Trust Company 525 William Penn Place, Suite 3148 Pittsburgh, PA 15259	65,000	13.00%

Citibank, N.A. 3800 Citibank Center B3-15 Tampa, FL 33610	110,000	22.00%

JPMorgan Chase Bank Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway Dallas, TX 75254	100,000	20.00%

Merrill Lynch, Pierce Fenner & Smith Safekeeping 4 Corporate Place Piscataway, NJ 08855	112,500	22.50%

Citibank Dealer-Tax exempt Operations One Court Square 45th Floor Piscataway, NJ 08854	112,500	22.50%

CLASS B

Bank of New York (The) One Wall Street New York, NY 10286	3,000	6.64%

JPMorgan Chase Bank Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway Dallas, TX 75254	15,000	33.20%

Boston Safe Deposit and Trust Company 525 William Penn Place, Suite 3148 Pittsburgh, PA 15259	18,500	40.95%

Citibank, N.A. 3800 Citibank Center B3-15 Tampa, FL 33610	8,680	19.21%

Beneficial owners of more than 5% of the Series 1998-9 Class A and Class B investor certificates as of December 31, 2002, are as follows:

	NUMBER OF CERTIFICATES	% OF OWNERSHIP

CLASS A

Bank of New York (The) One Wall Street New York, NY 10286	97,655	15.02%

Deutsche Bank Trust Company Americas 648 Grassmere Park Road Nashville, TN 37211	215,500	33.15%

Boston Safe Deposit and Trust Company 525 William Penn Place, Suite 3148 Pittsburgh, PA 15259	42,445	6.53%

JPMorgan Chase Bank Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway Dallas, TX 75254	33,269	5.12%

Investors Bank & Trust Company 200 Clarendon St. 9th Floor	52,689	8.11%

Corporate Actions Unit/TOP57 Boston, MA 02116

State Street Bank and Trust Company 1776 Heritage Dr. Global Corporate Action Unit JAB 5NW No. Quincy, MA 02171	36,659	5.64%

CLASS B

Bank of New York (The) One Wall Street New York, NY 10286	25,408	56.68%

JPMorgan Chase Bank Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway Dallas, TX 75254	10,160	22.66%

SSB - Bank Portfolio 1776 Heritage Drive Global Corporate Action Unit JAB 5NW No. Quincy, MA 02171	2,411	5.38%

Beneficial owners of more than 5% of the Series 1999-1 Class A and Class B investor certificates as of December 31, 2002, are as follows:

	NUMBER OF CERTIFICATES	% OF OWNERSHIP

CLASS A

Bank of New York (The) One Wall Street New York, NY 10286	153,465	15.35%

Barclays Global Investors N.A./ Investors Bank & Trust 980 9th Street, 6th Floor Sacramento, CA 95814	65,000	6.50%

Boston Safe Deposit and Trust Company 525 William Penn Place, Suite 3148 Pittsburgh, PA 15259	150,585	15.06%

Deutsche Bank Trust Company Americas 648 Grassmere Park Road Nashville, TN 37211	84,110	8.41%

JPMorgan Chase Bank Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway	106,912	10.69%

Dallas, TX 75254

State Street Bank and Trust Company 1776 Heritage Dr. Global Corporate Action Unit JAB 5NW No. Quincy, MA 02171	351,513	35.15%

CLASS B

Bank of New York (The) One Wall Street New York, NY 10286	25,361	28.06%

Deutsche Bank Trust Company Americas 648 Grassmere Park Road Nashville, TN 37211	25,000	27.67%

JPMorgan Chase Bank/Correspondence Clearing Services 2Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway Dallas, TX 75254	10,000	11.07%

Mizuho Trust & Banking Co. (USA) 666 Fifth Avenue, Suite 802 New York, NY 10103	25,000	27.67%

Wells Fargo Bank Minnesota, N.A. C/O ADP Proxy Services Edgewood, NY 11717	5,000	5.53%

Beneficial owners of more than 5% of the Series 1999-2 Class A and Class B investor certificates as of December 31, 2002, are as follows:

	NUMBER OF CERTIFICATES	% OF OWNERSHIP

CLASS A

Bank of New York (The) One Wall Street New York, NY 10286	168,810	33.76%

Boston Safe Deposit and Trust Company 525 William Penn Place, Suite 3148 Pittsburgh, PA 15259	150,700	30.14%

Brown Brothers Harriman & Co. 63 Wall Street, 8th Floor New York, NY 10005	49,750	9.95%

Citibank, N.A. 3800 Citibank Center B3-15 Tampa, FL 33610	41,850	8.37%

JPMorgan Chase Bank Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway Dallas, TX 75254	61,650	12.33%

CLASS B

Deutsche Bank Trust Company Americas 648 Grassmere Park Road Nashville, TN 37211	25,000	55.33%

Mizuho Trust & Banking Co. (USA) 666 Fifth Avenue, Suite 802 New York, NY 10103	20,180	44.67%

Beneficial owners of more than 5% of the Series 1999-3 Class A and Class B investor certificates as of December 31, 2002, are as follows:

	NUMBER OF CERTIFICATES	% OF OWNERSHIP

CLASS A

Boston Safe Deposit and Trust Company 525 William Penn Place, Suite 3148 Pittsburgh, PA 15259	71,683	10.24%

Citibank, N.A. 3800 Citibank Center B3-15 Tampa, FL 33610	46,030	6.58%

JPMorgan Chase Bank Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway Dallas, TX 75254	154,815	22.12%

State Street Bank and Trust Company 1776 Heritage Dr. Global Corporate Action Unit JAB 5NW No. Quincy, MA 02171	320,263	45.75%

CLASS B

Boston Safe Deposit and Trust Company	7,175	13.25%

525 William Penn Place, Suite 3148 Pittsburgh, PA 15259

Citibank, N.A. 3800 Citibank Center B3-15 Tampa, FL 33610	10,000	18.46%

JPMorgan Chase Bank Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway Dallas, TX 75254	9,242	17.06%

Mizuho Trust & Banking Co. (USA) 666 Fifth Avenue, Suite 802 New York, NY 10103	20,000	36.92%

Beneficial owners of more than 5% of the Series 2001-1 Class A and Class B investor certificates as of December 31, 2002, are as follows:

	NUMBER OF CERTIFICATES	% OF OWNERSHIP

CLASS A

Boston Safe Deposit and Trust Company 525 William Penn Place, Suite 3148 Pittsburgh, PA 15259	225,000	30.00%

Citibank, N.A. 3800 Citibank Center B3-15 Tampa, FL 33610	75,000	10.00%

JPMorgan Chase Bank Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway Dallas, TX 75254	285,300	38.04%

Merrill Lynch, Pierce Fenner & Smith Safekeeping 4 Corporate Place Piscataway, NJ 08854	58,500	7.80%

UBS AG 677 Washington Blvd Stamford, CT 06901	58,500	7.80%

CLASS B

Bank One Trust Company, N.A. 340 South Cleveland Avenue, Building 350 Columbus, OH 43240	10,000	17.23%

JPMorgan Chase Bank Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway Dallas, TX 75254	10,000	17.23%

Merrill Lynch, Pierce Fenner & Smith Safekeeping 4 Corporate Place Piscataway, NJ 08854	18,036	31.08%

Mizuho Trust & Banking Co. (USA) 666 Fifth Avenue, Suite 802 New York, NY 10103	20,000	34.46%

Beneficial owners of more than 5% of the Series 2001-2 Class A and Class B investor certificates as of December 31, 2002, are as follows:

	NUMBER OF CERTIFICATES	% OF OWNERSHIP

CLASS A

Bank of New York (The) One Wall Street New York, NY 10286	243,010	19.44%

Deutsche Bank Trust Company Americas 648 Grassmere Park Road Nashville, TN 37211	256,295	20.50%

Boston Safe Deposit and Trust Company 525 William Penn Place, Suite 3148 Pittsburgh, PA 15259	226,207	18.10%

Northern Trust Company (The) 801 S. Canal C-IN Chicago, IL 60607	242,800	19.42%

State Street Bank and Trust Company 1776 Heritage Drive Global Corporate Action Unit JAB 5NW No. Quincy, MA 02171	164,835	13.19%

CLASS B

Deutsche Bank Trust Company Americas 648 Grassmere Park Road Nashville, TN 37211	30,000	31.02%

Merrill Lynch, Pierce Fenner & Smith Safekeeping 4 Corporate Place Piscataway, NJ 08854	45,727	47.27%

Mizuho Trust & Banking Co. (USA) 666 Fifth Avenue, Suite 802 New York, NY 10103	20,000	20.68%

Beneficial owners of more than 5% of the Series 2001-3 Class A and Class B investor certificates as of December 31, 2002, are as follows:

	NUMBER OF CERTIFICATES	% OF OWNERSHIP

CLASS A

Boston Safe Deposit and Trust Company 525 William Penn Place, Suite 3148 Pittsburgh, PA 15259	88,795	14.09%

JPMorgan Chase Bank Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway Dallas, TX 75254	188,640	29.94%

State Street Bank and Trust Company 1776 Heritage Drive Global Corporate Action Unit JAB 5NW No. Quincy, MA 02171	262,064	41.60%

CLASS B

Bank of New York (The) One Wall Street New York, NY 10286	16,000	32.82%

Merrill Lynch, Pierce Fenner & Smith Safekeeping 4 Corporate Place Piscataway, NJ 08854	32,750	67.18%

Beneficial owners of more than 5% of the Series 2001-4 Class A and Class B investor certificates as of December 31, 2002, are as follows:

	NUMBER OF CERTIFICATES	% OF OWNERSHIP

CLASS A
Boston Safe Deposit and Trust Company 525 William Penn Place, Suite 3148 Pittsburgh, PA 15259	119,230	19.87%

Citibank, N.A. 3800 Citibank Center B3-15 Tampa, FL 33610	33,455	5.58%

JPMorgan Chase Bank Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway Dallas, TX 75254	205,150	34.19%

State Street Bank and Trust Company 1776 Heritage Drive Global Corporate Action Unit JAB 5NW No. Quincy, MA 02171	206,265	34.38%

CLASS B

Bank of New York (The) One Wall Street New York, NY 10286	15,000	32.31%

JPMorgan Chase Bank Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway Dallas, TX 75254	15,000	32.31%

Boston Safe Deposit and Trust Company 525 William Penn Place, Suite 3148 Pittsburgh, PA 15259	13,428	28.92%

State Street Bank and Trust Company 1776 Heritage Drive Global Corporate Action Unit JAB 5NW No. Quincy, MA 02171	3,000	6.46%

   (b)    Not applicable.

   (c)    Not applicable.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14.        CONTROLS AND PROCEDURES

Not applicable.

PART IV

ITEM 15.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
ON FORM 8-K

(a)       The following documents are filed as part of this Report:

3.        Exhibits:

99.1    Annual Servicer’s Certificate

99.2    Independent Accountants’ Reports of KPMG LLP on Management’s Assertions.

(b)       Not applicable.

(c)       See item 14(a)3 above.

(d)       Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrar has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 26, 2003.

BANK ONE, DELAWARE, NATIONAL ASSOCIATION (formerly FIRST USA BANK, NATIONAL ASSOCIATION) as Servicer
By:	/s/ DANIEL J. FRATE

Daniel J. Frate President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 26, 2003.

Signature	Title

/s/ PHILIP HEASLEY	Director and Principal Executive Officer

Philip Heasley

/s/ RAYMOND FISCHER	Director, Principal Financial Officer and Principal Accounting Officer

Raymond Fischer

/s/ DANIEL J. FRATE	Director

Daniel J. Frate

/s/ MICHAEL LOONEY	Director

Michael Looney

/s/ M. CARTER WARREN	Director

M. Carter Warren

/s/ WILLIAM GARNER	Director

William Garner

Certification

I, Jeffrey Rigg, the senior officer for securitization servicing of Bank One, Delaware, National Association, a national banking association which serves as servicer for the First USA Credit Card Master Trust, certify that:

1.        I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of the periods included in the year covered by this annual report, of First USA Credit Card Master Trust;

2.        Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3.        Based on my knowledge, the distribution and servicing information required to be provided to the trustee by the servicer under the pooling and servicing, or similar, agreement, for inclusion in these reports is included in these reports;

4.        I am responsible for reviewing the activities performed by the servicer under the pooling and servicing, or similar, agreement and based upon my knowledge and the annual compliance review required under that agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under that agreement; and

5.        The reports disclose all significant deficiencies relating to the servicer’s compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.

Dated: March 26, 2003

/s/ JEFFREY RIGG

Name: Jeffrey Rigg
Title: Senior Officer for Securitization Servicing and Senior Vice President- Accounting