Form 10-K
period 2003-12-31
FIRST USA CREDIT CARD MASTER TRUST
filed 2004-03-29
CIK 890493

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 033-50600-01

BANK ONE, DELAWARE, NATIONAL ASSOCIATION

(formerly FIRST USA BANK, NATIONAL ASSOCIATION)

(Exact name of registrant as specified in its charter)

(As Servicer on behalf of First USA Credit Card Master Trust)

Laws of the United States	51-0269396
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

201 North Walnut Street Wilmington, Delaware	19801
(Address of principal executive offices)	(Zip Code)

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

Not Applicable.

DOCUMENTS INCORPORATED BY REFERENCE:

1. The sections of the Registrant’s prospectus supplement (filed under Registration No. 333-103391) filed on February 24, 2004 set forth below:

(a) “Risk Factors” on pages S-13 through S-16 of the prospectus supplement;

(b) “Recent Developments” on page S-17 of the prospectus supplement;

(c) “Bank One, Delaware, National Association” on page S-45 of the prospectus supplement; and

(d) the prospectus.

FIRST USA BANK, NATIONAL ASSOCIATION

FIRST USA CREDIT CARD MASTER TRUST

2003 FORM 10-K ANNUAL REPORT

Introductory Note

Bank One, Delaware, National Association (formerly First USA Bank, National Association) (the “Bank”) is the transferor and servicer (in such capacities, the “Transferor” and the “Servicer”) under the Amended and Restated Pooling and Servicing Agreement (the “Agreement”), dated as of March 28, 2002, and the following series supplements (the “Supplements”):

Supplement	Dated as of
1996-4	August 6, 1996
1996-8	December 11, 1996
1997-1	February 4, 1997
1997-2	May 8, 1997
1997-4	June 10, 1997
1997-5	August 7, 1997
1997-7	September 9, 1997
1997-8	September 23, 1997
1997-9	October 9, 1997
1998-4	July 22, 1998
1998-6	August 27, 1998
1998-8	September 17, 1998
1998-9	December 22, 1998
1999-1	February 24, 1999
1999-2	February 24, 1999
1999-3	May 4, 1999
2001-1	January 30, 2001
2001-2	March 19, 2001
2001-3	March 29, 2001
2001-4	May 16, 2001

The Agreement and Supplements are by and between the Bank, as Transferor and Servicer, and The Bank of New York (Delaware), as trustee (the “Trustee”), providing for the issuance of First USA Credit Card Master Trust Asset Backed Certificates (the “Certificates”). The Bank is the originator of the First USA Credit Card Master Trust (the “Registrant”). The Certificates do not represent obligations of or interests in the Bank. Lomas Bank USA, the predecessor of the Bank, applied for an exemption from certain reporting requirements pursuant to Section 12(h) of the Securities and Exchange Act of 1934. The Securities and Exchange Commission granted Lomas Bank USA an exemption from certain reporting requirements pursuant to an Order of the Securities and Exchange Commission dated March 28, 1989. The Bank is relying on such order in not responding to various items of Form 10-K. Such items are designated herein as “Not Applicable.”

The Bank is a direct, wholly owned subsidiary of BANK ONE CORPORATION (“BANK ONE”).

Effective September 17, 1999, the Bank was merged with and into FCC National Bank, an affiliated national banking association, and the surviving entity. The surviving entity was renamed “First USA Bank, National Association”. Effective September 30, 2002, the name of the bank was changed to “Bank One, Delaware, National Association.”

In addition to the issuance of the Certificates described above, the First USA Credit Card Master Trust has issued the following interests in the Trust:

•	Class A Floating Rate Asset Backed Certificates and Class B Floating Rate Asset Backed Certificates issued pursuant to the Agreement and the Series 1998-2 Supplement dated as of May 21, 1998.

•	Class A Variable Funding Asset Backed Certificates and Class B Variable Funding Asset Backed Certificates issued pursuant to the Agreement and the Amended and Restated Series 1999-A Supplement dated as of August 28, 2003.

•	Investor Certificate issued pursuant to the Agreement and the Series 2002-CC Supplement dated as of May 1, 2002.

•	Collateral Invested Amounts, CIA Certificates and Excess Collateral which represent credit enhancement to certain series were issued pursuant to the Agreement and the related series Supplements.

The First USA Credit Card Master Trust has made the following final payments with respect to the following Series:

•	The final payment with respect to Series 1998-1 Asset Backed Certificates was made on May 19, 2003.

•	The final payment with respect to Series 1996-2 Asset Backed Certificates was made on June 10, 2003.

•	The final payment with respect to Series 1998-5 Asset Backed Certificates was made on August 18, 2003.

•	The final payment with respect to Series 1996-6 Asset Backed Certificates was made on November 10, 2003.

Therefore, information with respect to such certificates is not included in this report.

PART I

ITEM 1.	BUSINESS

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

The property of the First USA Credit Card Master Trust (the “Trust”) includes and will include receivables (the “Receivables”) arising under certain VISA® and MasterCard®* revolving credit card accounts (the “Accounts”) selected by the Transferor from a portfolio of VISA and MasterCard credit card accounts owned by Bank One, Delaware, National Association (formerly First USA Bank, National Association) (the “Transferor”), all monies due or to become due in payment of the Receivables, all proceeds of the Receivables and all monies on deposit in certain bank accounts of the Trust (other than certain investment earnings on such amounts), all amounts received by the Transferor or the Servicer with respect to Receivables in accounts which are written off as uncollectible (“Recoveries”) and any Enhancement issued with respect to any undivided ownership interest in the assets of the Trust issued from time to time in one or more Series (“Series”) or any class of such Series (a “Class”). The term “Enhancement” means, with respect to any Series or Class, any letter of credit, cash collateral account or guaranty, collateral invested amount, guaranteed rate agreement, maturity guaranty facility, tax protection agreement, interest rate swap or other contract or agreement for the benefit of certificateholders of such Series or Class. Enhancement may also take the form of subordination of one or more classes of a Series to any other Class or Classes of a Series or a cross-support feature which requires collections on receivables of one Series to be paid as principal and/or interest with respect to another Series.

The Transferor originally conveyed to the Trustee all Receivables existing under certain Accounts that were selected by the Transferor from the portfolio of VISA and MasterCard credit card accounts owned by the Transferor (the “Bank Portfolio”), based on criteria provided in the Pooling and Servicing Agreement as applied on August 21, 1992 (the “Cut Off Date”). Since the Cut Off Date, the Transferor has transferred to the Trust the Receivables in certain additional Accounts (“Additional Accounts”) in accordance with the provisions of the Pooling and Servicing Agreement. The Transferor expects from time to time (subject to certain limitations and conditions), and in certain circumstances will be obligated, to designate Additional Accounts the Receivables in which will be included in the Trust. The Transferor will transfer to the Trust all Receivables in such Additional Accounts, whether such Receivables are then existing or thereafter created. The addition to the Trust of Receivables in Additional Accounts will be subject to certain conditions including, among others, that (a) each such Additional Account must be an eligible account at the time of its designation for inclusion in the Trust and (b) no selection procedure believed by the Transferor to be materially adverse to the interests of the holders of any Series of certificates will have been used in selecting such Additional Accounts.

The Receivables conveyed to the Trust have arisen and will arise in Accounts selected from the Bank Portfolio on the basis of criteria set forth in the Agreement (the “Trust Portfolio”). The Receivables in the Trust Portfolio, as of the close of business on December 31, 2003, consisted of $47,173,105,211.57 of Principal Receivables and $1,094,217,777.63 of Finance Charge Receivables. As of December 31,

*VISA® and MasterCard® are registered trademarks of Visa USA Incorporated and MasterCard International Incorporated, respectively.

2003, Cardholders whose Accounts are included in the Trust Portfolio, had billing addresses in 50 states, the District of Columbia and other United States territories and possessions.

The following table summarizes the Composition by Period of Delinquency for the Trust Portfolio as of the close of business on December 31, 2003. Because the future composition of the Trust Portfolio may change over time, this table is not necessarily indicative of the composition of the Trust Portfolio at any subsequent time.

Composition by Period of Delinquency

Trust Portfolio

Period of Delinquency (Days Contractually Delinquent)	Amount of Receivables	Percentage of Total Receivables
30 to 59 Days	$643,275,491.28	1.33%
60 to 89 Days	$453,867,319.00	0.94%
90 to 119 Days	$377,372,652.94	0.78%
120 to 149 Days	$328,406,679.77	0.68%
150 to 179 Days	$288,723,272.90	0.60%
180 or More Days	$0.00	0.00%

Total	$2,091,645,415.89	4.33%

The aggregate amount of Receivables written off during the twelve-month reporting period was $2,350,255,842. The investor percentage of Principal Receivables written off (the “Investor Default Amount”) during the reporting period was $1,843,329,813. The Investor Default Amount as a percentage of the average invested amount outstanding during the reporting period was approximately 5.96%.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of December 31, 2003, the number of holders of record identified by the Depository Trust Company for the respective Series is as follows:

Investor Certificate Description	Record Holders
Series 1996-4 Class A	7
Series 1996-4 Class B	3

Series 1996-8 Class A	14
Series 1996-8 Class B	2

Series 1997-1 Class A	53
Series 1997-1 Class B	7

Series 1997-2 Class A	21
Series 1997-2 Class B	8

Series 1997-4 Class A	12
Series 1997-4 Class B	2

Series 1997-5 Class A	14
Series 1997-5 Class B	1

Series 1997-7 Class A	18
Series 1997-7 Class B	4

Series 1997-8 Class A	20
Series 1997-8 Class B	2

Series 1997-9 Class A	3
Series 1997-9 Class B	1

Series 1998-4 Class A	21
Series 1998-4 Class B	4

Series 1998-6 Class A	5
Series 1998-6 Class B	2

Series 1998-8 Class A	5
Series 1998-8 Class B	4

Series 1998-9 Class A	44
Series 1998-9 Class B	18

Investor Certificate Description	Record Holders
Series 1999-1 Class A	27
Series 1999-1 Class B	4

Series 1999-2 Class A	14
Series 1999-2 Class B	4

Series 1999-3 Class A	25
Series 1999-3 Class B	14

Series 2001-1 Class A	19
Series 2001-1 Class B	5

Series 2001-2 Class A	32
Series 2001-2 Class B	10

Series 2001-3 Class A	14
Series 2001-3 Class B	2

Series 2001-4 Class A	19
Series 2001-4 Class B	5

There is no established public market in which the Certificates are traded.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Not applicable.

ITEM 7A.	QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Not applicable.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Not applicable.

ITEM 11.	EXECUTIVE COMPENSATION

Not applicable.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) The following sets forth certain information believed by the Registrant to be accurate based on information provided to it concerning the beneficial ownership of investor certificates. Number of certificates identifies the number of $1,000 minimum denomination certificates beneficially owned by each such investor.

Beneficial owners of more than 5% of the Series 1996-4 Class A and Class B investor certificates as of December 31, 2003, are as follows:

	NUMBER OF CERTIFICATES	% OF OWNERSHIP
CLASS A
Bank of New York (The) Cecile Lamarco One Wall Street New York, NY 10286	39,000	7.80%

Deutsche Bank Securities Inc. Lou Pagnotta 1251 Avenue of the Americas New York, NY 10020	46,700	9.34%

Harris Trust and Savings Bank Carol Montgomery 111 W. Monroe Street Chicago, IL 60603	35,000	7.00%

JP Morgan Chase Bank Paula J. Dabner Proxy/Class Actions/Bankruptcy 14201 Dallas Pkwy Dallas, TX 75254	274,590	54.92%

State Street Bank and Trust Company Joseph J. Callahan 1776 Heritage Dr. Global Corporate Action Unit JAB 5NW No. Quincy, MA 02171	69,710	13.94%

CLASS B
Deutsche Bank Trust Company Americas John Lasher 648 Grassmere Park Road Nashville, TN 37211	26,930	59.61%

Mellon Trust of New England, NA Melissa Tarasovich 525 William Penn Place Pittsburgh, PA 15259	16,050	35.52%

Beneficial owners of more than 5% of the Series 1996-8 Class A and Class B investor certificates as of December 31, 2003, are as follows:

	NUMBER OF CERTIFICATES	% OF OWNERSHIP
CLASS A

Barclays Global Investors NA/Investors Bank & Trust Koren McDaniel 980 9th Street 6th Floor Sacramento, CA 95814	50,000	12.50%

Citibank, N.A. David A Leslie 3800 Citibank Center B3-15 Tampa, FL 33610	34,500	8.63%

JPMorgan Chase Bank Paula J. Dabner Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway Dallas, TX 75254	71,500	17.88%

Mellon Trust of New England, NA Melissa Tarasovich 525 William Penn Place Pittsburgh, PA 15259	52,400	13.10%

State Street Bank and Trust Company Joseph Callahan 1776 Heritage Dr Global Corporate Action Unit JAB 5NW No. Quincy, MA 02171	156,900	39.23%

CLASS B

Citibank, N.A. David A. Leslie 3800 Citibank Center B3-15 Tampa, FL 33610	5,000	13.81%

JPMorgan Chase Bank Paula J. Dabner Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway Dallas, TX 75254	31,200	86.19%

Beneficial owners of more than 5% of the Series 1997-1 Class A and Class B investor certificates as of December 31, 2003, are as follows:

	NUMBER OF CERTIFICATES	% OF OWNERSHIP
CLASS A

Bank of New York (The) Cecile Lamarco One Wall Street New York, NY 10286	76,421	10.19%

Citibank, N.A. David A. Leslie 3800 Citibank Center B3-15 Tampa, FL 33610	75,775	10.10%

Investors Bank & Trust—Institutional Custody Eric Lippman 200 Clarendon Street, 9th Floor Corporate Actions Unit/TOP 57 Boston, MA 02116	49,147	6.55%

Investors Bank & Trust Eric Lippman 200 Clarendon Street, 9th Floor Corporate Actions Unit/TOP 57 Boston, MA 02116	74,800	9.97%

JPMorgan Chase Bank Paula J. Dabner Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway Dallas, TX 75254	112,510	15.00%

Northern Trust Company (The) 801 S. Canal C-IN Chicago, Il 60607	50,825	6.78%

State Street Bank and Trust Company Joseph Callahan 1776 Heritage Dr. Global Corporate Action Unit JAB 5NW No. Quincy, MA 02171	200,377	26.72%

UBS AG Carlos Lede 677 Washington Blvd Stamford, CT 06901	48,974	6.53%

CLASS B

JPMorgan Chase Bank Paula J. Dabner Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway Dallas, TX 75254	31,900	47.07%

JPMorgan Chase Bank/Correspondence Clearing Services 2 Paula J. Dabner Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway Dallas, TX 75254	10,000	14.76%

Mellon Trust of New England, NA Melissa Tarasovich 525 William Penn Place Pittsburgh, PA 15259	20,250	29.88%

Beneficial owners of more than 5% of the Series 1997-2 Class A and Class B investor certificates as of December 31, 2003, are as follows:

	NUMBER OF CERTIFICATES	% OF OWNERSHIP
CLASS A

Bank of New York (The) Cecile Lamarco One Wall Street New York, NY 10286	52,929.999	10.58%

JPMorgan Chase Bank Paula J. Dabner Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway Dallas, TX 75254	308,316	61.66%

Mellon Trust of New England, NA Melissa Tarasovich 525 William Penn Place Pittsburgh, PA 15259	31,614	6.32%

CLASS B

Citibank, N. A. David A. Leslie 3800 Citibank Center B3-15 Tampa, FL 33610	5,750	12.73%

JPMorgan Chase Bank Paula J. Dabner Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway Dallas, TX 75254	26,180	57.95%

Pershing, LLC/International Services Division Mario Esposito One Pershing Plaza Jersey City, NJ 07399	10,000	22.13%

Beneficial owners of more than 5% of the Series 1997-4 Class A and Class B investor certificates as of December 31, 2003, are as follows:

	NUMBER OF CERTIFICATES	% OF OWNERSHIP
CLASS A

Brown Brothers Harriman & Co. Robert Davide 63 Wall Street, 8th Floor New York, NY 10005	70,000	14.00%

Citibank, N.A. David A. Leslie 3800 Citibank Center B3-15 Tampa, FL 33610	60,500	12.10%

Deutsche Bank Trust Company Americas John Lasher 648 Grassmere Park Road Nashville, TN 37211	78,683	15.74%

Deutsche Bank Securities Inc. Lou Pagnotta 1251 Avenue of the Americas New York, NY 10020	52,000	10.40%

JPMorgan Chase Bank Paula J. Dabner Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway Dallas, TX 75254	106,273	21.25%

Mellon Trust of New England, NA Melissa Tarasovich 525 William Penn Place, Suite 3148 Pittsburgh, PA 15259	39,694	7.94%

State Street Bank and Trust Company Joseph J. Callahan 1776 Heritage Dr. Global Corporate Action Unit JAB 5NW No. Quincy, MA 02171	46,420	9.28%

Wachovia Bank, NA –Phila. Main Courtney Burton 530 Walnut Street 1st Floor Philadelphia, PA 19101	26,495	5.30%

CLASS B

Citibank, N.A. David A. Leslie 3800 Citibank Center B3-15 Tampa, FL 33610	5,000	11.07%

JPMorgan Chase Bank Paula J. Dabner Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway Dallas, TX 75254	40,180	88.93%

Beneficial owners of more than 5% of the Series 1997-5 Class A and Class B investor certificates as of December 31, 2003, are as follows:

	NUMBER OF CERTIFICATES	% OF OWNERSHIP
CLASS A

Bank of New York (The) Cecile Lamarco One Wall Street New York, NY 10286	131,490	20.23%

Barclays Global Investors NA/Investors Bank & Trust McDaniel Koren 980 9th Street 6th Floor Sacramento, CA 95814	39,350	6.05%

Citibank, N.A. David A. Leslie 3800 Citibank Center B3-15 Tampa, FL 33610	92,620	14.25%

JPMorgan Chase Bank Paula J. Dabner Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway Dallas, TX 75254	119,834	18.44%

Mellon Trust of New England, NA Melissa Tarasovich 525 William Penn Place, Suite 3148 Pittsburgh, PA 15259	151,590	23.32%

CLASS B

Bank of New York (The) Cecile Lamarco One Wall Street New York, NY 10286	58,735	100.00%

Beneficial owners of more than 5% of the Series 1997-7 Class A and Class B investor certificates as of December 31, 2003, are as follows:

	NUMBER OF CERTIFICATES	% OF OWNERSHIP
CLASS A

Bank of New York (The) Cecile Lamarco One Wall Street New York, NY 10286	105,800	21.16%

Barclays Global Investors N.A./Investors Bank & Trust McDaniel Koren 980 9th Street, 6th Floor Sacramento, CA 95814	27,423.676	5.48%

Deutsche Bank Trust Company Americas John Lasher 648 Grassmere Park Road Nashville, TN 37211	212,177.747	42.44%

JPMorgan Chase Bank Paula J. Dabner Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway Dallas, TX 75254	65,562	13.11%

JPMorgan Chase Bank/Correspondence Clearing Services 2 Paula J. Dabner Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway Dallas, TX 75254	25,194	5.04%

CLASS B

Investors Bank & Trust Company Eric Lippman 200 Clarendon St, 9th Floor Corporate Actions Unit/Top57 Boston, MA 02116	10,930	24.19%

JPMorgan Chase Bank Paula J. Dabner Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway Dallas, TX 75254	15,000	33.20%

Mellon Trust of New England, NA Melissa Tarasovich 525 William Penn Place, Suite 3148 Pittsburgh, PA 15259	19,000	42.05%

Beneficial owners of more than 5% of the Series 1997-8 Class A and Class B investor certificates as of December 31, 2003, are as follows:

	NUMBER OF CERTIFICATES	% OF OWNERSHIP
CLASS A
Bank of New York (The) Cecile Lamarco One Wall Street New York, NY 10286	84,000	10.77%

Citibank, N.A. David A. Leslie 3800 Citibank Center B3-15 Tampa, FL 33610	80,000	12.26%

JPMorgan Chase Bank Paula J. Dabner Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway Dallas, TX 75254	361,876	46.39%

State Street Bank and Trust Company Joseph J. Callahan 1776 Heritage Dr. Global Corp. Action Unit JAB 5NW No. Quincy, MA 02171	74,902	9.60%

CLASS B
JPMorgan Chase Bank Paula J. Dabner Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway Dallas, TX 75254	50,482	71.62%

State Street Bank and Trust Company Joseph J. Callahan 1776 Heritage Dr. Global Corp. Action Unit JAB 5NW No. Quincy, MA 02171	20,000	28.38%

Beneficial owners of more than 5% of the Series 1997-9 Class A and Class B investor certificates as of December 31, 2003, are as follows:

	NUMBER OF CERTIFICATES	% OF OWNERSHIP
CLASS A
Bank of New York (The) Cecile Lamarco One Wall Street New York, NY 10286	355,155	71.03%

Northern Trust Company (The) 801 S. Canal C-IN Chicago, IL 60607	107,000	21.40%

State Street Bank and Trust Company Joseph J. Callahan 1776 Heritage Dr. Global Corp. Action Unit JAB 5NW No. Quincy, MA 02171	37,845	7.57%

CLASS B
JPMorgan Chase Bank Paula J. Dabner Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway Dallas, TX 75254	45,180	100.00%

Beneficial owners of more than 5% of the Series 1998-4 Class A and Class B investor certificates as of December 31, 2003, are as follows:

	NUMBER OF CERTIFICATES	% OF OWNERSHIP
CLASS A
The Bank of New York/Soc Gen Bank Rosa Mendez One Wall Street New York, NY 10286	38,000	5.43%

Citibank, N.A. David A. Leslie 3800 Citibank Center B3-15 Tampa, FL 33610	120,250	17.18%

JPMorgan Chase Bank Paula J. Dabner Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway Dallas, TX 75254	58,945	8.42%

State Street Bank and Trust Company Joseph J. Callahan 1776 Heritage Dr. Global Corporate Action Unit JAB 5NW No. Quincy, MA 02171	71,740	10.25%

UBS AG Carlos Lede 677 Washington Blvd Stamford, CT 06901	39,910	5.70%

CLASS B
Bank of New York (The) Cecile Lamarco One Wall Street New York, NY 10286	52,753	83.40%

State Street Bank and Trust Company Joseph J. Callahan 1776 Heritage Dr. Global Corporate Action Unit JAB 5NW No. Quincy, MA 02171	5,000	7.90%

Beneficial owners of more than 5% of the Series 1998-6 Class A and Class B investor certificates as of December 31, 2003, are as follows:

	NUMBER OF CERTIFICATES	% OF OWNERSHIP
CLASS A
Citibank, N.A. David A. Leslie 3800 Citibank Center B3-15 Tampa, FL 33610	260,000	32.50%

JPMorgan Chase Bank Paula J. Dabner Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway Dallas, TX 75254	445,000	55.63%

CLASS B
Deutsche Bank Trust Company Americas John Lasher 648 Grassmere Park Road Nashville, TN 37211	30,000	41.50%

JPMorgan Chase Bank Paula J. Dabner Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway Dallas, TX 75254	42,289	58.50%

Beneficial owners of more than 5% of the Series 1998-8 Class A and Class B investor certificates as of December 31, 2003, are as follows:

	NUMBER OF CERTIFICATES	% OF OWNERSHIP
CLASS A
Citibank, N.A. David A. Leslie 3800 Citibank Center B3-15 Tampa, FL 33610	165,000	33.00%

Citibank Dealer-Tax Exempt Operations John Dellolio VP One Court Square 45th Floor L.I.C. NY 11120-0001	112,500	22.50%

JPMorgan Chase Bank Paula J. Dabner Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway Dallas, TX 75254	160,000	32.00%

State Street Bank and Trust Company Joseph J. Callahan 1776 Heritage Dr. Global Corporate Action Unit JAB 5NW No. Quincy, MA 02171	37,500	7.50%

CLASS B
Bank of New York (The) Cecile Lamarco One Wall Street New York, NY 10286	3,000	6.64%

Citibank, N.A. David A. Leslie 3800 Citibank Center B3-15 Tampa, FL 33610	8,680	19.21%

JPMorgan Chase Bank/Correspondence Clearing Services 2 Paula J. Dabner Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway Dallas, TX 75254	15,000	33.20%

Mellon Trust of New England, NA Melissa Tarasovich 525 William Penn Place, Suite 3148 Pittsburgh, PA 15259	18,500	40.95%

Beneficial owners of more than 5% of the Series 1998-9 Class A and Class B investor certificates as of December 31, 2003, are as follows:

	NUMBER OF CERTIFICATES	% OF OWNERSHIP
CLASS A
Bank of New York (The) Cecile Lamarco One Wall Street New York, NY 10286	102,851	15.82%

Barclays Global Investors NA/Investors Bank & Trust McDaniel Koren 980 9th Street 6th Floor Sacramento, CA 95814	57,340	8.82%

Investors Bank & Trust Company Eric Lippman 200 Clarendon St. 9th Floor Corporate Actions Unit/TOP57 Boston, MA 02116	52,689	8.11%

State Street Bank and Trust Company Joseph J. Callahan 1776 Heritage Dr. Global Corporate Action Unit JAB 5NW No. Quincy, MA 02171	208,240	32.04%

CLASS B
Bank of New York (The) Cecile Lamarco One Wall Street New York, NY 10286	5,250	11.71%

JPMorgan Chase Bank Paula J. Dabner Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway Dallas, TX 75254	12,671	28.27%

Mellon Trust of New England, NA Melissa Tarasovich 525 William Penn Place Suite 3418 Pittsburgh, PA 15259	2,450	5.47%

Northern Trust Company (The) 801 S. Canal C-IN Chicago, IL 60607	18,053	40.27%

State Street Bank and Trust Company Joseph J. Callahan 1476 Heritage Dr. Global Corporate Action Unit JAB 5NW No. Quincy, MA 02171	2,500	5.58%

Beneficial owners of more than 5% of the Series 1999-1 Class A and Class B investor certificates as of December 31, 2003, are as follows:

	NUMBER OF CERTIFICATES	% OF OWNERSHIP
CLASS A

Bank of New York (The) Cecile Lamarco One Wall Street New York, NY 10286	102,662.5	10.27%

Barclays Global Investors N.A./Investors Bank & Trust McDaniel Koren 980 9th Street, 6th Floor Sacramento, CA 95814	87,000	8.70%

Deutsche Bank Trust Company Americas John Lasher 648 Grassmere Park Road Nashville, TN 37211	81,690	8.17%

JPMorgan Chase Bank Paula J. Dabner Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway Dallas, TX 75254	99,687	9.97%

Mellon Trust of New England, NA Melissa Tarasovich 525 William Penn Place Suite 3418 Pittsburgh, PA 15259	102,430	10.24%

State Street Bank and Trust Company Joseph J. Callahan 1776 Heritage Dr. No. Quincy, MA 02171	433,031	43.30%

CLASS B

Bank of New York (The) Cecile Lamarco One Wall Street New York, NY 10286	50,361	55.73%

Deutsche Bank Trust Company Americas John Lasher 648 Grassmere Park Road Nashville, TN 37211	25,000	27.67%

JPMorgan Chase Bank/Correspondence Clearing Services 2 Paula J. Dabner Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway Dallas, TX 75254	10,000	11.07%

Wells Fargo Bank Minnesota, N.A. Issuer Services C/O ADP Proxy Services Edgewood, NY 11717	5,000	5.53%

Beneficial owners of more than 5% of the Series 1999-2 Class A and Class B investor certificates as of December 31, 2003, are as follows:

	NUMBER OF CERTIFICATES	% OF OWNERSHIP
CLASS A

Bank of New York (The) Cecile Lamarco One Wall Street New York, NY 10286	166,560	33.31%

Brown Brothers Harriman & Co. Robert Davide 63 Wall Street, 8th Floor New York, NY 10005	49,750	9.95%

Citibank, N.A. David A. Leslie 3800 Citibank Center B3-15 Tampa, FL 33610	50,850	10.17%

JPMorgan Chase Bank Paula J. Dabner Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway Dallas, TX 75254	77,450	15.49%

State Street Bank and Trust Company Joseph J. Callahan 1776 Heritage Dr. No. Quincy, MA 02171	109,300	21.86%

CLASS B

Bank of America, National Association Alma Carroll 411 N. Akard 5th Floor Dallas, TX 75201	5,000	11.07%

Deutsche Bank Trust Company Americas John Lasher 648 Grassmere Park Road Nashville, TN 37211	25,000	55.33%

Mellon Trust of New England, NA Melissa Tarasovich 525 William Penn Place Suite 3418 Pittsburgh, PA 15259	13,500	29.88%

Beneficial owners of more than 5% of the Series 1999-3 Class A and Class B investor certificates as of December 31, 2003, are as follows:

	NUMBER OF CERTIFICATES	% OF OWNERSHIP
CLASS A

Citibank, N.A. David A. Leslie 3800 Citibank Center B3-15 Tampa, FL 33610	110,840	15.83%

Deutsche Bank Trust Company Americas John Lasher 648 Grassmere Park Road Nashville, TN 37211	88,500	12.64%

JPMorgan Chase Bank Paula J. Dabner Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway Dallas, TX 75254	36,190	5.17%

Mellon Trust of New England, NA Melissa Tarasovich 525 William Penn Place Suite 3418 Pittsburgh, PA 15259	72,308	10.33%

State Street Bank and Trust Company Joseph J. Callahan 1776 Heritage Dr. Global Corporate Action Unit JAB 5NW No. Quincy, MA 02171	320,098	45.73%

CLASS B

Bank of New York (The) Cecile Lamarco One Wall Street New York, NY 10286	12,503	23.08%

Bank of America, National Association Alma Carroll 411 N. Akard 5th Floor Dallas, TX 75201	8,000	14.77%

Citibank, N.A. David A. Leslie 3800 Citibank Center B3-15 Tampa, FL 33610	10,100	18.65%

JPMorgan Chase Bank Paula J. Dabner Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway Dallas, TX 75254	6,442	11.89%

Mellon Trust of New England, NA Melissa Tarasovich 525 William Penn Place Suite 3418 Pittsburgh, PA 15259	7,175	13.25%

State Street Bank and Trust Company Joseph J. Callahan 1776 Heritage Dr. Global Corporate Action Unit JAB 5NW No. Quincy, MA 02171	5,265	9.72%

Beneficial owners of more than 5% of the Series 2001-1 Class A and Class B investor certificates as of December 31, 2003, are as follows:

	NUMBER OF CERTIFICATES	% OF OWNERSHIP
CLASS A

The Bank of New York/Wachovia Bank NA Joe Winkhart 1 Wall Street New York, NY 10286	188,000	25.07%

Citibank, N.A. David A. Leslie 3800 Citibank Center B3-15 Tampa, FL 33610	78,000	10.40%

JPMorgan Chase Bank Paula J. Dabner Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway Dallas, TX 75254	236,580	31.54%

Merrill Lynch, Pierce Fenner & Smith Safekeeping Veronica E. O’Niell 4 Corporate Place Piscataway, NJ 08854	58,500	7.80%

UBS AG Carlos Lede 677 Washington Blvd Stamford, CT 06901	120,000	16.00%

CLASS B

Bank of New York (The) Cecile Lamarco One Wall Street New York, NY 10286	18,036	31.08%

Credit Suisse First Boston LLC C/O ADP Proxy services	3,000	5.17%

JPMorgan Chase Bank Paula J. Dabner Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway Dallas, TX 75254	10,000	17.23%

Mellon Trust of New England, NA Melissa Tarasovich 525 William Penn Place Suite 3418 Pittsburgh, PA 15259	17,000	29.29%

Pershing, LLC/International Services Division Mario Esposito One Pershing Plaza Jersey City, NJ 07399	10,000	17.23%

Beneficial owners of more than 5% of the Series 2001-2 Class A and Class B investor certificates as of December 31, 2003, are as follows:

	NUMBER OF CERTIFICATES	% OF OWNERSHIP
CLASS A

Bank of New York (The) Cecile Lamarco One Wall Street New York, NY 10286	231,020	18.48%

Deutsche Bank Trust Company Americas John Lasher 648 Grassmere Park Road Nashville, TN 37211	107,420	8.59%

Northern Trust Company (The) 801 S. Canal C-IN Chicago, IL 60607	421,832	33.75%

State Street Bank and Trust Company Joseph J. Callahan 1776 Heritage Dr. Global Corporate Action Unit JAB 5NW No. Quincy, MA 02171	218,610	17.49%

CLASS B

Bank Of New York (The) Cecile Lamarco One Wall Street New York, NY 10286	15,395	15.92%

Bank of America, National Association Alma Carroll 411 N. Akard 5th Floor Dallas, TX 75201	5,000	5.17%

Deutsche Bank Trust Company Americas John Lasher 648 Grassmere Park Road Nashville, TN 37211	30,000	31.02%

JPMorgan Chase Bank Paula J. Dabner Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway Dallas, TX 75254	35,755	36.96%

State Street Bank and Trust Company Joseph J. Callahan 1776 Heritage Dr. Global Corporate Action Unit JAB 5NW No. Quincy, MA 02171	5,390	5.57%

Beneficial owners of more than 5% of the Series 2001-3 Class A and Class B investor certificates as of December 31, 2002, are as follows:

	NUMBER OF CERTIFICATES	% OF OWNERSHIP
CLASS A
JPMorgan Chase Bank Paula J. Dabner Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway Dallas, TX	234,501	37.22%

State Street Bank and Trust Company Joseph J. Callahan 1776 Heritage Drive Global Corporate Action Unit JAB 5NW No. Quincy, MA 02171	258,134	40.97%

UBS AG Carlos Lede 677 Washington Blvd Stamford, CT 06901	50,000	7.94%

CLASS B
Bank of New York (The) Cecile Lamarco One Wall Street New York, NY 10286	16,000	32.82%

Merrill Lynch, Pierce Fenner & Smith Safekeeping Veronica E. O’Neill 4 Corporate Place Piscataway, NJ 08854	32,750	67.18%

Beneficial owners of more than 5% of the Series 2001-4 Class A and Class B investor certificates as of December 31, 2003, are as follows:

	NUMBER OF CERTIFICATES	% OF OWNERSHIP
CLASS A
Bank of New York/Wachovia Bank NA Joe Winkhart 1 Wall Street New York, NY 10286	100,175	16.70%

Citibank, N.A. David A. Leslie 3800 Citibank Center B3-15 Tampa, FL 33610	38,455	6.41%

JPMorgan Chase Bank Paula J. Dabner Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway Dallas, TX 75254	230,985	38.50%

State Street Bank and Trust Company Joseph J. Callahan 1776 Heritage Drive Global Corporate Action Unit JAB 5NW No. Quincy, MA 02171	206,565	34.43%

CLASS B

Bank of New York (The) Cecile Lamarco One Wall Street New York, NY 10286	15,000	32.31%

JPMorgan Chase Bank Paula J. Dabner Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway Dallas, TX 75254	15,070	32.46%

Mellon Trust of New England, N.A. Melissa Tarasovich 525 William Penn Place Suite 3418 Pittsburgh, PA 15259	13,428	28.92%

(b)	Not applicable.

(c)	Not applicable

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14.	CONTROLS AND PROCEDURES

Not applicable.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this Report:

3.	Exhibits:

31.1	Senior Officer for Securitizations Servicing Certification Pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002 Relating to Reports

99.1	Annual Servicer’s Certificate.

99.2	Independent Accountants’ Reports of KPMG LLP on Management’s Assertions.

(b)	Not applicable.

(c)	See item 14(a)3 above.

(d)	Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 12, 2004.

BANK ONE, DELAWARE, NATIONAL ASSOCIATION (Formerly FIRST USA BANK, NATIONAL ASSOCIATION) as Servicer

By:	/S/ WILLIAM I. CAMPBELL

William I. Campbell Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 12, 2004.

Signature	Title

/S/ WILLIAM I. CAMPBELL William I. Campbell	Director and Principal Executive Officer

/S/ RAYMOND FISCHER Raymond Fischer	Director, Principal Financial Officer and Principal Accounting Officer

/S/ MICHAEL LOONEY Michael Looney	Director

/S/ M. CARTER FRANKE M. Carter Franke	Director

/S/ WILLIAM GARNER William Garner	Director