Form 10-K
period 2004-12-31
FIRST USA CREDIT CARD MASTER TRUST
filed 2005-03-31
CIK 890493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 033-506000

CHASE BANK USA, NATIONAL ASSOCIATION

(formerly BANK ONE, DELAWARE, NATIONAL ASSOCIATION)

(Depositor into the Issuer described herein)

FIRST USA CREDIT CARD MASTER TRUST

(Issuer of the Notes)

(Exact name of registrant as specified in its charter)

Laws of the United States	22-2382028
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

White Clay Center, Building 200 Newark, Delaware	19711
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (302) 575-5000

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

The registrant has no voting or non-voting common equity outstanding as of the date of this Report.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Introductory Note

Chase Bank USA, National Association (formerly Bank One, Delaware, National Association) (the “Bank”) is the transferor and servicer (in such capacities, the “Transferor” and the “Servicer”) under the Amended and Restated Pooling and Servicing Agreement (the “Agreement”), dated as of March 28, 2002, and the following series supplements (the “Supplements”):

Supplement	Dated as of
1996-4	August 6, 1996
1997-4	June 10, 1997
1997-8	September 23, 1997
1998-4	July 22, 1998
1998-6	August 27, 1998
1998-8	September 17, 1998
1999-2	February 24, 1999
2001-1	January 30, 2001
2001-3	March 29, 2001
2001-4	May 16, 2001

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

The Bank is a direct, wholly owned subsidiary of JPMORGAN CHASE & CO. (“JPMORGAN CHASE & CO.”).

Effective September 17, 1999, a predecessor entity to the Bank was merged with and into FCC National Bank, an affiliated national banking association, with FCC National Bank the surviving entity. The surviving entity was renamed “First USA Bank, National Association.” Effective September 30, 2002, the name of the bank was changed to “Bank One, Delaware, National Association.” Effective October 1, 2004, Bank One, Delaware, National Association merged with the Bank, with the Bank as the surviving entity.

In addition to the issuance of the Certificates described above, the First USA Credit Card Master Trust has issued the following interests in the Trust:

•	Class A Floating Rate Asset Backed Certificates and Class B Floating Rate Asset Backed Certificates issued pursuant to the Agreement and the Series 1998-2 Supplement dated as of May 21, 1998.

•	Class A Variable Funding Asset Backed Certificates and Class B Variable Funding Asset Backed Certificates issued pursuant to the Agreement and the Amended and Restated Series 1999-A Supplement dated as of August 28, 2003.

•	Investor Certificate issued pursuant to the Agreement and the Series 2002-CC Supplement dated as of May 1, 2002.

•	Collateral Invested Amounts, CIA Certificates and Excess Collateral which represent credit enhancement to certain series were issued pursuant to the Agreement and the related series Supplements.

The First USA Credit Card Master Trust has made the following final payments with respect to the following Series:

•	The final payment with respect to Series 1996-8 Asset Backed Certificates was made on January 12, 2004.

•	The final payment with respect to Series 1998-9 Asset Backed Certificates was made on January 20, 2004.

•	The final payment with respect to Series 1997-1 Asset Backed Certificates was made on February 17, 2004.

•	The final payment with respect to Series 1999-1 Asset Backed Certificates was made on February 19, 2004.

•	The final payment with respect to Series 2001-2 Asset Backed Certificates was made on March 19, 2004.

•	The final payment with respect to Series 1999-3 Asset Backed Certificates was made on April 19, 2004.

•	The final payment with respect to Series 1997-2 Asset Backed Certificates was made on May 17, 2004.

•	The final payment with respect to Series 1997-5 Asset Backed Certificates was made on August 17, 2004.

•	The final payment with respect to Series 1997-7 Asset Backed Certificates was made on September 17, 2004.

•	The final payment with respect to Series 1997-9 Asset Backed Certificates was made on October 18, 2004.

Therefore, information with respect to such certificates is not included in this report.

PART I

ITEM 1.	BUSINESS

Available Information: JPMORGAN CHASE & CO., the parent corporation of Chase Bank USA, National Association, has an Internet website at www.jpmorganchase.com which includes certain Trust reports. Electronic copies of the Trust’s annual report on Form 10-K and current reports on Form 8-K are available free of charge by visiting the “Investor Relations” section of www.jpmorganchase.com. The reports can be found under “Asset Backed Securities” in the Investor Relations section of the website. These reports are posted as soon as reasonably practicable after they are electronically filed with the Securities and Exchange Commission.

ITEM 2.	PROPERTIES

The property of the First USA Credit Card Master Trust (the “Trust”) includes and will include receivables (the “Receivables”) arising under certain VISA® and MasterCard®* revolving credit card accounts (the “Accounts”) selected by the Transferor from a portfolio of VISA and MasterCard credit card accounts owned by Chase Bank USA, National Association (formerly Bank One, Delaware, National Association) (the “Transferor”), all monies due or to become due in payment of the Receivables, all proceeds of the Receivables and all monies on deposit in certain bank accounts of the Trust (other than certain investment earnings on such amounts), all amounts received by the Transferor or the Servicer with respect to Receivables in accounts which are written off as uncollectible (“Recoveries”) and any Enhancement issued with respect to any undivided ownership interest in the assets of the Trust issued from time to time in one or more Series (“Series”) or any class of such Series (a “Class”). The term “Enhancement” means, with respect to any Series or Class, any letter of credit, cash collateral account or guaranty, collateral invested amount, guaranteed rate agreement, maturity guaranty facility, tax protection agreement, interest rate swap or other contract or agreement for the benefit of certificateholders of such Series or Class. Enhancement may also take the form of subordination of one or more classes of a Series to any other Class or Classes of a Series or a cross-support feature which requires collections on receivables of one Series to be paid as principal and/or interest with respect to another Series.

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

The Receivables conveyed to the Trust have arisen and will arise in Accounts selected from the Bank Portfolio on the basis of criteria set forth in the Agreement (the “Trust Portfolio”). The Receivables in the Trust Portfolio, as of the close of business on December 31, 2004, consisted of $47,196,587,271.68 of Principal Receivables and $1,482,807,367.47 of Finance Charge Receivables. As of December 31, 2004, Cardholders whose Accounts are included in the Trust Portfolio, had billing addresses in 50 states, the District of Columbia and other United States territories and possessions.

The following table summarizes the Composition by Period of Delinquency for the Trust Portfolio as of the close of business on December 31, 2004. Because the future composition of the Trust Portfolio may change over time, this table is not necessarily indicative of the composition of the Trust Portfolio at any subsequent time.

Composition by Period of Delinquency

Trust Portfolio

Period of Delinquency (Days Contractually Delinquent)	Amount of Receivables	Percentage of Total Receivables
30 to 59 Days	$575,821,592.08	1.18%
60 to 89 Days	$419,272,310.43	0.86%
90 to 119 Days	$335,108,782.49	0.69%
120 to 149 Days	$297,251,694.33	0.61%
150 to 179 Days	$258,501,132.96	0.53%
180 or More Days	$0.00	0.00%

Total	$1,885,955,512.29	3.87%

The aggregate amount of Receivables written off during the twelve-month reporting period was $2,878,576,078. The investor percentage of Principal Receivables written off (the “Investor Default Amount”) during the reporting period was $1,885,703,373. The Investor Default Amount as a percentage of the average invested amount outstanding during the reporting period was approximately 6.09%.

ITEM 3.	LEGAL PROCEEDINGS

There are no material pending legal proceedings with respect to the Trust, involving the Trust, the Trustee or the Registrant.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of December 31, 2004, the number of holders of record identified by the Depository Trust Company for the respective Series is as follows:

Investor Certificate Description	Record Holders
Series 1996-4 Class A	11
Series 1996-4 Class B	3

Series 1997-4 Class A	12
Series 1997-4 Class B	4

Series 1997-8 Class A	20
Series 1997-8 Class B	7

Series 1998-4 Class A	24
Series 1998-4 Class B	5

Series 1998-6 Class A	11
Series 1998-6 Class B	3

Series 1998-8 Class A	7
Series 1998-8 Class B	4

Series 1999-2 Class A	17
Series 1999-2 Class B	6

Series 2001-1 Class A	23
Series 2001-1 Class B	4

Series 2001-3 Class A	16
Series 2001-3 Class B	2

Series 2001-4 Class A	16
Series 2001-4 Class B	5

There is no established public market in which the Certificates are traded.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Not applicable.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Not applicable.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As disclosed in the Form 8-K filed on July 23, 2004, on July 1, 2004, Bank One Corporation merged with JPMorgan Chase & Co. with JPMorgan Chase & Co. as the surviving entity. In connection therewith, as of July 1, 2004, PricewaterhouseCoopers has replaced KPMG LLP (“KPMG”) as the accountants for the Trust.

The reports of KPMG with respect to the Trust for the years ended December 31, 2003 and December 31, 2002 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principle.

In connection with its reports with respect to the Trust for the years ended December 31, 2003 and December 31, 2002 and through June 30, 2004, there were no disagreements between the Trust and KPMG on any matter of accounting principles or practices, financial disclosure or scope or procedure, which disagreement, if not resolved to the satisfaction of KPMG would have caused KPMG to make reference to the subject matter of the disagreement in connection with its report for such years.

ITEM 9A.	CONTROLS AND PROCEDURES

None.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Not applicable.

ITEM 11.	EXECUTIVE COMPENSATION

Not applicable.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) The following sets forth certain information believed by the Registrant to be accurate based on information provided to it concerning the beneficial ownership of investor certificates.

Beneficial owners of more than 5% of the Series 1996-4 Class A and Class B investor certificates as of December 31, 2004, are as follows:

	ORIGINAL BALANCE	% CLASS
CLASS A

00000573 Deutsche Bank Securities Inc. 1251 Avenue Of The Americas New York, NY 10020	$46,700,000.00	9.34%

00000901 The Bank of New York One Wall Street New York, NY 10286	$43,000,000.00	8.60%

00000902 JPMorgan Chase Bank, National Association Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway 12th Floor Dallas, TX 75254	$263,415,000.00	52.68%

00000997 State Street Bank and Trust Company 1776 Heritage Drive Global Corporate Action Unit JAB 5NW North Quincy, MA 02171	$57,910,000.00	11.58%

00002697 Harris Trust & Savings Bank 111 W. Monroe Street Chicago, IL 60603	$35,000,000.00	7.00%

CLASS B

00000954 Mellon Trust of New England, NA 525 William Penn Place, Suite 3418 Pittsburgh, PA 15259	$16,050,000.00	35.52%

00000997 State Street Bank and Trust Company 1776 Heritage Drive Global Corporate Action Unit JAB 5NW North Quincy, MA 02171	$26,930,000.00	59.61%

Beneficial owners of more than 5% of the Series 1997-4 Class A and Class B investor certificates as of December 31, 2004, are as follows:

	ORIGINAL BALANCE	% CLASS
CLASS A

00000010 Brown Brothers Harriman & Co. 525 Washington Blvd. New Port Towers Jersey City, NJ 07302	$39,900,000.00	7.98%

00000573 Deutsche Bank Securities Inc. 1251 Avenue Of The Americas New York, NY 10020	$52,000,000.00	10.40%

00000902 JPMorgan Chase Bank, National Association Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway 12th Floor Dallas, TX 75254	$134,273,000.00	26.85%

00000908 Citibank, N.A. 3800 Citibank Center B3-15 Tampa, FL 33610	$60,500,000.00	12.10%

00000954 Mellon Trust of New England, NA 525 William Penn Place, Suite 3418 Pittsburgh, PA 15259	$39,694,000.00	7.94%

00000997 State Street Bank and Trust Company 1776 Heritage Drive Global Corporate Action Unit JAB 5NW North Quincy, MA 02171	$131,103,000.00	26.22%

CLASS B

00000902 JPMorgan Chase Bank, National Association Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway 12th Floor Dallas, TX 75254	$15,180,000.00	33.60%

00000908 Citibank, N.A. 3800 Citibank Center B3-15 Tampa, FL 33610	$5,000,000.00	11.07%

00000954 Mellon Trust of New England, NA 525 William Penn Place, Suite 3418 Pittsburgh, PA 15259	$5,000,000.00	11.07%

00002164 JPMorgan Chase Bank/ Correspondence Clearing Services 2 Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway Dallas, TX 75254	$20,000,000.00	44.27%

Beneficial owners of more than 5% of the Series 1997-8 Class A and Class B investor certificates as of December 31, 2004, are as follows:

	ORIGINAL BALANCE	% CLASS
CLASS A

00000901 The Bank of New York One Wall Street New York, NY 10286	$85,630,000.00	10.98%

00000902 JPMorgan Chase Bank, National Association Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway 12th Floor Dallas, TX 75254	$287,141,000.00	36.81%

00000908 Citibank, N.A. 3800 Citibank Center B3-15 Tampa, FL 33610	$70,000,000.00	8.97%

00000954 Mellon Trust of New England, NA 525 William Penn Place, Suite 3418 Pittsburgh, PA 15259	$52,007,000.00	6.67%

00000997 State Street Bank and Trust Company 1776 Heritage Drive Global Corporate Action Unit JAB 5NW North Quincy, MA 02171	$103,117,000.00	13.22%

00002164 JPMorgan Chase Bank/ Correspondence Clearing Services 2 Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway Dallas, TX 75254	$75,000,000.00	9.62%

CLASS B

00000908 Citibank, N.A. 3800 Citibank Center B3-15 Tampa, FL 33610	$20,000,000.00	28.38%

00000954 Mellon Trust of New England, NA 525 William Penn Place, Suite 3418 Pittsburgh, PA 15259	$5,550,000.00	7.87%

00000997 State Street Bank and Trust Company 1776 Heritage Drive Global Corporate Action Unit JAB 5NW North Quincy, MA 02171	$10,000,000.00	14.19%

00002164 JPMorgan Chase Bank/ Correspondence Clearing Services 2 Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway Dallas, TX 75254	$30,482,000.00	43.25%

Beneficial owners of more than 5% of the Series 1998-4 Class A and Class B investor certificates as of December 31, 2004, are as follows:

	ORIGINAL BALANCE	% CLASS
CLASS A

00000901 The Bank of New York One Wall Street New York, NY 10286	$225,257,000.00	32.18%

00000902 JPMorgan Chase Bank, National Association Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway 12th Floor Dallas, TX 75254	$56,457,245.00	8.07%

00000908 Citibank, N.A. 3800 Citibank Center B3-15 Tampa, FL 33610	$59,542,755.00	8.51%

00000954 Mellon Trust of New England, N.A. 525 William Penn Place, Suite 3418 Pittsburgh, PA 15259	$53,160,000.00	7.59%

00000979 UBS AG 677 Washington Blvd Stamford, CT 06901	$39,910,000.00	5.70%

00000997 State Street Bank and Trust Company 1776 Heritage Drive Global Corporate Action Unit JAB 5NW North Quincy, MA 02171	$115,975,000.00	16.57%

00002212 Investors Bank & Trust Company 200 Clarendon Street 9th Floor Corporate Actions Unit/TOP57 Boston, MA 02116	$58,500,000.00	8.36%

CLASS B

00000355 Credit Suisse First Boston C/O ADP Proxy Services 51 Mercedes Way Edgewood, NY 11717	$20,875,000.00	38.27%

00000901 The Bank of New York One Wall Street New York, NY 10286	$11,002,000.00	20.17%

00000908 Citibank, N.A. 3800 Citibank Center B3-15 Tampa, FL 33610	$7,375,000.00	13.52%

00000997 State Street Bank and Trust Company 1776 Heritage Drive Global Corporate Action Unit JAB 5NW North Quincy, MA 02171	$3,000,000.00	5.50%

00002163 Wachovia Bank N.A. - Phila. Main 530 Walnut Street, 1st Floor Philadelphia, PA 19101	$8,345,000.00	15.30%

Beneficial owners of more than 5% of the Series 1998-6 Class A and Class B investor certificates as of December 31, 2004, are as follows:

	ORIGINAL BALANCE	% CLASS
CLASS A

00000902 JPMorgan Chase Bank, National Association Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway 12th Floor Dallas, TX 75254	$370,000,000.00	46.25%

00000908 Citibank, N.A. 3800 Citibank Center B3-15 Tampa, FL 33610	$260,000,000.00	32.50%

00002164 JPMorgan Chase Bank/ Correspondence Clearing Services 2 Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway Dallas, TX 75254	$70,000,000.00	8.75%

CLASS B

00000908 Citibank, N.A. 3800 Citibank Center B3-15 Tampa, FL 33610	$27,289,000.00	37.75%

00000355 Credit Suisse First Boston C/O ADP Proxy Services 51 Mercedes Way Edgewood, NY 11717	$15,000,000.00	20.75%

00000997 State Street Bank and Trust Company 1776 Heritage Drive Global Corporate Action Unit JAB 5NW North Quincy, MA 02171	$30,000,000.00	41.50%

Beneficial owners of more than 5% of the Series 1998-8 Class A and Class B investor certificates as of December 31, 2004, are as follows:

	ORIGINAL BALANCE	% CLASS
CLASS A

00000902 JPMorgan Chase Bank, National Association Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway 12th Floor Dallas, TX 75254	$160,000,000.00	32.00%

00000908 Citibank, N.A. 3800 Citibank Center B3-15 Tampa, FL 33610	$165,000,000.00	33.00%

00000950 CITIDLRTEO One Court Square, 45th Floor L.I.C., NY 11120-0001	$112,500,000.00	22.50%

00000997 State Street Bank and Trust Company 1776 Heritage Drive Global Corporate Action Unit JAB 5NW North Quincy, MA 02171	$57,000,000.00	11.40%

CLASS B

00000908 Citibank, N.A. 3800 Citibank Center B3-15 Tampa, FL 33610	$8,680,000.00	19.21%

00000954 Mellon Trust of New England, NA 525 William Penn Place, Suite 3418 Pittsburgh, PA 15259	$14,000,000.00	30.99%

00000997 State Street Bank and Trust Company 1776 Heritage Drive Global Corporate Action Unit JAB 5NW North Quincy, MA 02171	$7,500,000.00	16.60%

00002164 JPMorgan Chase Bank/ Correspondence Clearing Services 2 Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway Dallas, TX 75254	$15,000,000.00	33.20%

Beneficial owners of more than 5% of the Series 1999-2 Class A and Class B investor certificates as of December 31, 2004, are as follows:

	ORIGINAL BALANCE	% CLASS
CLASS A

00000901 The Bank of New York One Wall Street New York, NY 10286	$165,060,000.00	33.01%

00000908 Citibank, N.A. 3800 Citibank Center B3-15 Tampa, FL 33610	$44,150,000.00	8.83%

00000902 JPMorgan Chase Bank, National Association Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway 12th Floor Dallas, TX 75254	$62,877,000.00	12.58%

00000997 State Street Bank and Trust Company 1776 Heritage Drive Global Corporate Action Unit JAB 5NW North Quincy, MA 02171	$172,850,000.00	34.57%

CLASS B

00000902 JPMorgan Chase Bank, National Association Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway 12th Floor Dallas, TX 75254	$5,000,000.00	11.07%

00000954 Mellon Trust of New England, NA 525 William Penn Place, Suite 3418 Pittsburgh, PA 15259	$9,000,000.00	19.92%

00000955 Bank of America, National Association 411 N. Akard, 5th Floor Dallas, TX 75201	$5,000,000.00	11.07%

00000997 State Street Bank and Trust Company 1776 Heritage Drive Global Corporate Action Unit JAB 5NW North Quincy, MA 02171	$25,000,000.00	55.33%

Beneficial owners of more than 5% of the Series 2001-1 Class A and Class B investor certificates as of December 31, 2004, are as follows:

	ORIGINAL BALANCE	% CLASS
CLASS A

00000642 UBS SECLLC 677 Washington Blvd, 9th Floor Stamford, CT 06901	$120,000,000.00	16.00%

00000902 JPMorgan Chase Bank, National Association Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway 12th Floor Dallas, TX 75254	$244,210,000.00	32.56%

00000908 Citibank, N.A. 3800 Citibank Center B3-15 Tampa, FL 33610	$78,225,000.00	10.43%

00000997 State Street Bank and Trust Company 1776 Heritage Drive Global Corporate Action Unit JAB 5NW North Quincy, MA 02171	$155,322,500.00	20.71%

00002767 BGI/IBT CO 980 9th Street, 6th Floor Sacramento, CA 95814	$58,500,000.00	7.80%

CLASS B

00000443 PERSHING Securities Corporation 1 Pershing Plaza Jersey City, NJ 07399	$10,000,000.00	17.23%

00000901 The Bank of New York One Wall Street New York, NY 10286	$21,036,000.00	36.25%

00000902 JPMorgan Chase Bank, National Association Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway 12th Floor Dallas, TX 75254	$15,500,000.00	26.71%

00000954 Mellon Trust of New England, NA 525 William Penn Place, Suite 3418 Pittsburgh, PA 15259	$11,500,000.00	19.82%

Beneficial owners of more than 5% of the Series 2001-3 Class A and Class B investor certificates as of December 31, 2002, are as follows:

	ORIGINAL BALANCE	% CLASS
CLASS A

00000642 UBS Securities LLC 677 Washington Blvd, 9th Floor Stamford, CT 06901	$50,000,000.00	7.94%

00000902 JPMorgan Chase Bank, National Association Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway 12th Floor Dallas, TX 75254	$202,876,000.00	32.20%

00000997 State Street Bank and Trust Company 1776 Heritage Drive Global Corporate Action Unit JAB 5NW North Quincy, MA 02171	$274,509,000.00	43.57%

CLASS B

00000901 The Bank of New York One Wall Street New York, NY 10286	$16,000,000.00	32.82%

00005198 Merrill, Lynch, Pierce Fenner & Smith Safekeeping 4 Corporate Place Piscataway, NJ 08854	$32,750,000.00	67.18%

Beneficial owners of more than 5% of the Series 2001-4 Class A and Class B investor certificates as of December 31, 2004, are as follows:

	ORIGINAL BALANCE	% CLASS
CLASS A

00000902 JPMorgan Chase Bank, National Association Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway 12th Floor Dallas, TX 75254	$225,985,000.00	37.66%

00000908 Citibank, N.A. 3800 Citibank Center B3-15 Tampa, FL 33610	$38,455,000.00	6.41%

00000954 Mellon Trust of New England, NA 525 William Penn Place, Suite 3418 Pittsburgh, PA 15259	$101,425,000.00	16.90%

00000997 State Street Bank and Trust Company 1776 Heritage Drive Global Corporate Action Unit JAB 5NW North Quincy, MA 02171	$213,180,000.00	35.53%

CLASS B

00000901 The Bank of New York One Wall Street New York, NY 10286	$15,000,000.00	32.31%

00000902 JPMorgan Chase Bank, National Association Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway 12th Floor Dallas, TX 75254	$19,570,000.00	42.15%

00000954 Mellon Trust of New England, NA 525 William Penn Place, Suite 3418 Pittsburgh, PA 15259	$8,928,000.00	19.23%

(b) Not applicable.

(c) Not applicable.

(d) Not applicable.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Not applicable.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Report:

3.	Exhibits:

31.1	Senior Officer for Securitizations Servicing Certification Pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002 Relating to Reports

99.1	Annual Servicer’s Certificate.

99.2	Independent Accountants’ Reports of PricewaterhouseCoopers on Management’s Assertions.

(b)	See item 15(a)3 above.

(c)	Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2005.

CHASE BANK USA, NATIONAL ASSOCIATION as depositor into the First USA Credit Card Master Trust

By:	/s/ Keith W. Schuck
	Name:	Keith W. Schuck
	Title:	President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 30, 2005.

Signature	Title	Date

/s/ William I. Campbell William I. Campbell	Principal Executive Officer and Director	March 30, 2005

Richard J. Srednicki	Director	March 30, 2005

/s/ Keith W. Schuck Keith W. Schuck	Principal Accounting Officer, Controller and Director	March 30, 2005

/s/ Raymond L. Fischer Raymond L. Fischer	Principal Financial Officer and Director	March 30, 2005

Mark Hartzell	Director	March 30, 2005

Thomas Wind	Director	March 30, 2005

/s/ James K. Paterson James K. Paterson	Director	March 30, 2005

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

No annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to Noteholders during the period covered by this Annual Report on Form 10-K and the registrant does not intend to furnish such materials to Noteholders subsequent to the filing of this report.

INDEX TO EXHIBITS

Exhibit Number	Description
31.1	Senior Officer for Securitizations Servicing Certification Pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002 Relating to Reports

99.1	Annual Servicer’s Certificate.

99.2	Independent Accountants’ Reports of PricewaterhouseCoopers on Management’s Assertions.