Form 10-K
period 2005-12-31
FIRST USA CREDIT CARD MASTER TRUST
filed 2006-03-30
CIK 890493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 033-506000-01

CHASE BANK USA, NATIONAL ASSOCIATION

(Depositor into the Issuing Entity described herein)

FIRST USA CREDIT CARD MASTER TRUST

(Issuing Entity of the Asset Backed Certificates)

(Exact name of registrant as specified in its charter)

United States of America	22-2382028
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

c/o Chase Bank USA, National Association White Clay Center Building 200 Newark, Delaware	19711
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

     Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

     Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days:

     Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

NOT APPLICABLE.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

     Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrants. The aggregate value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing.

The registrant has no voting or non-voting common equity outstanding as of the date of this report.

DOCUMENTS INCORPORATED BY REFERENCE

None

Introductory Note

Chase Bank USA, National Association (the “Bank”) is the transferor and servicer (in such capacities, the “Transferor” and the “Servicer”) under the Second Amended and Restated Pooling and Servicing Agreement (the “Agreement”), dated as of March 14, 2006, and the following series supplements (the “Supplements”):

Supplement	Dated as of
1996-4	August 6, 1996
1997-4	June 10, 1997
1997-8	September 23,1997
1998-6	August 27, 1998
1999-2	February 24, 1999
2001-1	January 30, 2001
2001-3	March 29, 2001
2001-4	May 16, 2001

The Agreement and Supplements are by and between the Bank, as Transferor and Servicer, and The Bank of New York (Delaware), as trustee (the “Trustee”), providing for the issuance of First USA Credit Card Master Trust Asset Backed Certificates (the “Certificates”). The Bank is the originator and sole beneficiary of the First USA Credit Card Master Trust (the “Trust” or the “Registrant”).

The Certificates do not represent obligations of or interests in the Bank.

Lomas Bank USA, the predecessor of the Bank, applied for exemptions from certain reporting requirements pursuant to Section 12(h) of the Securities and Exchange Act of 1934. The Securities and Exchange Commission granted Lomas Bank USA an exemption from certain reporting requirements pursuant to an Order of the Securities and Exchange Commission dated March 28, 1989. The Bank is relying on such order in not responding to various items of Form 10-K. Such items are designated herein as “Not Applicable.”

The Bank is a direct, wholly-owned third-tier subsidiary of JPMorgan Chase & Co.

In addition to the issuance of the Certificates described above, the Trust has issued the following interests:

•	Class A Floating Rate Asset Backed Certificates and Class B Floating Rate Asset Backed Certificates issued pursuant to the Agreement and the Series 1998-2 Supplement dated as of May 21, 1998.

•	Class A Variable Funding Asset Backed Certificates and Class B Variable Funding Asset Backed Certificates issued pursuant to the Agreement and the Amended and Restated Series 1999-A Supplement dated as of August 28, 2003.

•	Investor Certificate issued pursuant to the Agreement and the Series 2002-CC Supplement dated as of May 1, 2002.

•	Collateral Invested Amounts, CIA Certificates and Excess Collateral which represent credit enhancement to certain series were issued pursuant to the Agreement and the related series Supplements.

The Trust has made the following final payments with respect to the following Series:

•	The final payment with respect to Series 1998-4 Asset Backed Certificates was made on July 18, 2005.

•	The final payment with respect to Series 1998-8 Asset Backed Certificates was made on September 19, 2005.

Therefore, information with respect to the Series 1998-4 Asset Backed Certificates and Series 1998-8 Asset Backed Certificates is not included in this report.

PART I

ITEM 1.	BUSINESS

JPMorgan Chase & Co., the parent corporation of the Bank, has an Internet website at www.jpmorganchase.com which includes certain reports of the Trust. Electronic copies of the Trust’s annual report on Form 10-K and current reports on Form 8-K are available free of charge by visiting the Securities Exchange Commission (the “SEC”) website at www.sec.gov. The Trust’s SEC filings are also accessible via a link to the SEC website provided at www.jpmorganchase.com.

ITEM 1A.	RISK FACTORS

Not Applicable.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The property of the Trust includes and will include receivables (the “Receivables”) arising under certain VISA® and MasterCard®* revolving credit card accounts (the “Accounts”) selected by the Bank, as Transferor, from a portfolio of VISA® and MasterCard® credit card accounts owned by the Bank, all monies due or to become due in payment of the Receivables, all proceeds of the Receivables and all monies on deposit in certain bank accounts of the Trust (other than certain investment earnings on such amounts), all amounts received by the Transferor or the Servicer with respect to Receivables in accounts which are written off as uncollectible (“Recoveries”) and any Enhancement issued with respect to any undivided ownership interest in the assets of the Trust issued from time to time in one or more Series (“Series”) or any class of such Series (a “Class”). The term “Enhancement” means, with respect to any Series or Class, any letter of credit, cash collateral account or guaranty, collateral invested amount, guaranteed rate agreement, maturity guaranty facility, tax protection agreement, interest rate swap or other contract or agreement for the benefit of certificateholders of such Series or Class. Enhancement may also take the form of subordination of one or more classes of a Series to any other Class or Classes of a Series or a cross-support feature which requires collections on Receivables of one Series to be paid as principal and/or interest with respect to another Series.

The Transferor originally conveyed to the Trust all Receivables existing under certain Accounts that were selected by the Transferor from the portfolio of VISA® and MasterCard® credit card accounts owned by the Transferor (the “Bank Portfolio”), based on criteria provided in the Pooling and Servicing Agreement as applied on August 21, 1992 (the “Cut Off Date”). Since the Cut Off Date, the Transferor has transferred to the Trust the Receivables in certain additional Accounts (“Additional Accounts”) in accordance with the provisions of the Pooling and Servicing Agreement. The Transferor expects from time to time (subject to certain limitations and conditions), and in certain circumstances will be obligated, to designate Additional Accounts the Receivables in which will be included in the Trust. The Transferor will transfer to the Trust all Receivables in such Additional Accounts, whether such Receivables are then existing or thereafter created. The addition to the Trust of Receivables in Additional Accounts will be subject to certain conditions including, among others, that (a) each such Additional Account must be an eligible account at the time of its designation for inclusion in the Trust and (b) no selection procedure believed by the Transferor to be materially adverse to the interests of the holders of any Series of certificates will have been used in selecting such Additional Accounts.

*	VISA® and MasterCard® and are registered trademarks of Visa USA Incorporated and MasterCard International Incorporated, respectively.

The Receivables conveyed to the Trust have arisen and will arise in Accounts selected from the Bank Portfolio on the basis of criteria set forth in the Agreement (the “Trust Portfolio”). The Receivables in the Trust Portfolio, as of the close of business on December 31, 2005, were $45,073,808,801. As of December 31, 2005, Cardholders whose Accounts are included in the Trust Portfolio, had billing addresses in 50 states, the District of Columbia and other United States territories and possessions.

The following table summarizes the Composition by Period of Delinquency for the Trust Portfolio as of the close of business on December 31, 2005. Because the future composition of the Trust Portfolio may change over time, this table is not necessarily indicative of the composition of the Trust Portfolio at any subsequent time.

Composition by Period of Delinquency

Trust Portfolio

		Percentage
Period of Delinquency	Amount of	of Total
(Days Contractually Delinquent)	Receivables	Receivables
30 to 59 Days	$408,646,266.20	0.91%
60 to 89 Days	$268,286,231.33	0.60%
90 to 119 Days	$193,633,064.08	0.43%
120 to 149 Days	$158,976,566.54	0.35%
150 to 179 Days	$140,162,662.80	0.31%
180 or More Days	$306,513.21	0.00%

Total	$1,170,011,304.16	2.60%

The aggregate amount of Principal Receivables written off during the twelve-month reporting period was $2,592,115,636. The investor percentage of Principal Receivables written off (the “Investor Default Amount”) during the reporting period was $2,074,318,182. The Investor Default Amount as a percentage of the average invested amount outstanding during the reporting period was approximately 6.05%.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of December 31, 2005, the number of holders of record identified by the Depository Trust Company for the respective Series is as follows:

Investor Certificate Description	Record Holders
Series 1996-4 Class A	14
Series 1996-4 Class B	3

Series 1997-4 Class A	13
Series 1997-4 Class B	4

Series 1997-8 Class A	21
Series 1997-8 Class B	9

Series 1998-6 Class A	13
Series 1998-6 Class B	4

Series 1999-2 Class A	19
Series 1999-2 Class B	6

Series 2001-1 Class A	21
Series 2001-1 Class B	4

Series 2001-3 Class A	17
Series 2001-3 Class B	2

Series 2001-4 Class A	14
Series 2001-4 Class B	5

There is no established public market in which the Certificates are traded.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Not applicable.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Not applicable.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

None.

ITEM 9B	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Not applicable.

ITEM 11.	EXECUTIVE COMPENSATION

Not applicable.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a) The following sets forth certain information believed by the Registrant to be accurate based on information provided to it concerning the beneficial ownership of investor certificates.

Beneficial owners of more than 5% of the Series 1996-4 Class A and Class B investor certificates as of December 31, 2005, are as follows:

	ORIGINAL BALANCE	% CLASS
CLASS A

00000954 Mellon Trust of New England, NA 525 William Penn Place, Suite 3418 Pittsburgh, PA 15259	$209,590,000.00	41.92%

00000929 WACHO BKNA 40 Broad Street, 5th Floor New York, NY 10004	$81,635,000.00	16.33%

00000901 The Bank of New York One Wall Street, 6th Floor New York, NY 10286	$43,000,000.00	8.60%

00002616 PNC Bank, National Association 8800 Tinicum Blvd T MS F6-F266-02-2 Philadelphia, PA 19153	$35,600,000.00	7.12%

00002039 SEI Private 1 Freedom Valley Drive Oaks, PA 19456	$35,000,000.00	7.00%

00000902 JPMorgan Chase Bank, National Association Proxy Services 14201 Dallas Parkway STE 121 Dallas, TX 75254	$34,225,000.00	6.85%

CLASS B

00000997 State Street Bank and Trust Company 1776 Heritage Drive North Quincy, MA 02171	$26,930,000.00	59.61%

00000954 Mellon Trust of New England, NA 525 William Penn Place, Suite 3418 Pittsburgh, PA 15259	$16,050,000.00	35.52%

Beneficial owners of more than 5% of the Series 1997-4 Class A and Class B investor certificates as of December 31, 2005, are as follows:

	ORIGINAL BALANCE	% CLASS
CLASS A

00000997 State Street Bank and Trust Company 1776 Heritage Drive North Quincy, MA 02171	$196,226,000.00	39.25%

00000902 JPMorgan Chase Bank, National Association Proxy Services 14201 Dallas Parkway STE 121 Dallas, TX 75254	$100,150,000.00	20.03%

00000954 Mellon Trust of New England, NA 525 William Penn Place, Suite 3418 Pittsburgh, PA 15259	$66,394,000.00	13.28%

00000636 LHMNGV/LBI 70 Hudson Street Jersey City, NJ 07302	$40,500,000.00	8.10%

00000012 SWISS AME 12 East 49th Street, 41st Floor New York, NY 10017	$33,200,000.00	6.64%

CLASS B

00002164 JPMorgan Chase Bank/ Correspondence Clearing Services 2 Proxy Services 14201 Dallas Parkway STE 121 Dallas, TX 75254	$20,000,000.00	44.27%

00000902 JPMorgan Chase Bank, National Association Proxy Services 14201 Dallas Parkway STE 121 Dallas, TX 75254	$15,180,000.00	33.60%

00000908 Citibank, N.A. 3800 Citibank Center B3-15 Tampa, FL 33610	$5,000,000.00	11.07%

00000954 Mellon Trust of New England, NA 525 William Penn Place, Suite 3418 Pittsburgh, PA 15259	$5,000,000.00	11.07%

Beneficial owners of more than 5% of the Series 1997-8 Class A and Class B investor certificates as of December 31, 2005, are as follows:

	ORIGINAL BALANCE	% CLASS
CLASS A

00000902 JPMorgan Chase Bank, National Association Proxy Services 14201 Dallas Parkway STE 121 Dallas, TX 75254	$285,236,000.00	36.57%

00000997 State Street Bank and Trust Company 1776 Heritage Drive North Quincy, MA 02171	$183,488,000.00	23.52%

00000901 The Bank of New York One Wall Street, 6th Floor New York, NY 10286	$99,332,000.00	12.73%

00002164 JPMorgan Chase Bank/ Correspondence Clearing Services 2 Proxy Services 14201 Dallas Parkway STE 121 Dallas, TX 75254	$75,000,000.00	9.62%

00000954 Mellon Trust of New England, NA 525 William Penn Place, Suite 3418 Pittsburgh, PA 15259	$43,943,000.00	5.63%

CLASS B

00002164 JPMorgan Chase Bank/ Correspondence Clearing Services 2 Proxy Services 14201 Dallas Parkway STE 121 Dallas, TX 75254	$30,482,000.00	43.25%

00000908 Citibank, N.A. 3800 Citibank Center B3-15 Tampa, FL 33610	$20,000,000.00	28.38%

00000954 Mellon Trust of New England, NA 525 William Penn Place, Suite 3418 Pittsburgh, PA 15259	$5,000,000.00	7.09%

00002027 Wells Fargo Bank Minnesota, N.A. 733 Marquette Avenue MAC N9306-057 5th Floor Minneapolis, MN 55479	$5,000,000.00	7.09%

Beneficial owners of more than 5% of the Series 1998-6 Class A and Class B investor certificates as of December 31, 2005, are as follows:

	ORIGINAL BALANCE	% CLASS
CLASS A

00000902 JPMorgan Chase Bank, National Association Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway 12th Floor Dallas, TX 75254	$284,500,000.00	35.56%

00000908 Citibank, N.A. 3800 Citibank Center B3-15 Tampa, FL 33610	$240,000,000.00	30.00%

00002803 U.S. Bank N.A. Attn: Securities Control 1555 N. Rivercenter Drive Ste 0300 Milwaukee, WI 53212	$120,000,000.00	15.00%

00002164 JPMorgan Chase Bank/ Correspondence Clearing Services 2 Proxy Services 14201 Dallas Parkway STE 121 Dallas, TX 75254	$65,000,000.00	8.13%

CLASS B

00000908 Citibank, N.A. 3800 Citibank Center B3-15 Tampa, FL 33610	$36,614,000.00	50.65%

00000997 State Street Bank and Trust Company 1776 Heritage Drive North Quincy, MA 02171	$30,075,000.00	41.60%

00000901 The Bank of New York One Wall Street, 6th Floor New York, NY 10286	$5,200,000.00	7.19%

Beneficial owners of more than 5% of the Series 1999-2 Class A and Class B investor certificates as of December 31, 2005, are as follows:

	ORIGINAL BALANCE	% CLASS
CLASS A

00000997 State Street Bank and Trust Company 1776 Heritage Drive North Quincy, MA 02171	$249,870,000.00	49.97%

00002212 Investors Bank & Trust Company 200 Clarendon Street 9th Floor Corporate Actions Unit/TOP57 Boston, MA 02116	$62,400,000.00	12.48%

00000902 JPMorgan Chase Bank, National Association Proxy Services 14201 Dallas Parkway STE 121 Dallas, TX 75254	$52,000,000.00	10.40%

00000908 Citibank, N.A. 3800 Citibank Center B3-15 Tampa, FL 33610	$43,500,000.00	8.70%

00000954 Mellon Trust of New England, NA 525 William Penn Place, Suite 3418 Pittsburgh, PA 15259	$38,665,000.00	7.73%

CLASS B

00000997 State Street Bank and Trust Company 1776 Heritage Drive North Quincy, MA 02171	$25,000,000.00	55.33%

00000954 Mellon Trust of New England, NA 525 William Penn Place, Suite 3418 Pittsburgh, PA 15259	$9,000,000.00	19.92%

00000902 JPMorgan Chase Bank, National Association Proxy Services 14201 Dallas Parkway STE 121 Dallas, TX 75254	$5,000,000.00	11.07%

00000955 Bank of America, National Association 411 N. Akard, 5th Floor Dallas, TX 75201	$5,000,000.00	11.07%

Beneficial owners of more than 5% of the Series 2001-1 Class A and Class B investor certificates as of December 31, 2005, are as follows:

	ORIGINAL BALANCE	% CLASS
CLASS A

00000902 JPMorgan Chase Bank, National Association Proxy Services 14201 Dallas Parkway STE 121 Dallas, TX 75254	$256,167,500.00	34.16%

00000997 State Street Bank and Trust Company 1776 Heritage Drive North Quincy, MA 02171	$199,387,500.00	26.59%

00000908 Citibank, N.A. 3800 Citibank Center B3-15 Tampa, FL 33610	$75,000,000.00	10.00%

00000954 Mellon Trust of New England, NA 525 William Penn Place, Suite 3418 Pittsburgh, PA 15259	$58,115,000.00	7.75%

00002767 BGI/IBT CO 980 9th Street, 6th Floor Sacramento, CA 95814	$53,500,000.00	7.13%

CLASS B

00000997 State Street Bank and Trust Company 1776 Heritage Drive North Quincy, MA 02171	$21,036,000.00	36.25%

00000902 JPMorgan Chase Bank, National Association Proxy Services 14201 Dallas Parkway STE 121 Dallas, TX 75254	$15,500,000.00	26.71%

00000954 Mellon Trust of New England, NA 525 William Penn Place, Suite 3418 Pittsburgh, PA 15259	$11,500,000.00	19.82%

00000443 PERSHING Securities Corporation 1 Pershing Plaza Jersey City, NJ 07399	$10,000,000.00	17.23%

Beneficial owners of more than 5% of the Series 2001-3 Class A and Class B investor certificates as of December 31, 2005, are as follows:

	ORIGINAL BALANCE	% CLASS
CLASS A

00000997 State Street Bank and Trust Company 1776 Heritage Drive North Quincy, MA 02171	$273,477,000.00	43.41%

00000902 JPMorgan Chase Bank, National Association Proxy Services 14201 Dallas Parkway STE 121 Dallas, TX 75254	$211,051,000.00	33.50%

00000954 Mellon Trust of New England, NA 525 William Penn Place, Suite 3418 Pittsburgh, PA 15259	$71,567,000.00	11.36%

CLASS B

00000997 State Street Bank and Trust Company 1776 Heritage Drive North Quincy, MA 02171	$43,750,000.00	89.74%

00002616 PNC Bank, National Association 8800 Tinicum Blvd T MS F6-F266-02-2 Philadelphia, PA 19153	$5,000,000.00	10.26%

Beneficial owners of more than 5% of the Series 2001-4 Class A and Class B investor certificates as of December 31, 2005, are as follows:

	ORIGINAL BALANCE	% CLASS
CLASS A

00000997 State Street Bank and Trust Company 1776 Heritage Drive North Quincy, MA 02171	$222,915,000.00	37.15%

00000954 Mellon Trust of New England, NA 525 William Penn Place, Suite 3418 Pittsburgh, PA 15259	$222,675,000.00	37.11%

00000902 JPMorgan Chase Bank, National Association Proxy Services 14201 Dallas Parkway STE 121 Dallas, TX 75254	$101,935,000.00	16.99%

00000908 Citibank, N.A. 3800 Citibank Center B3-15 Tampa, FL 33610	$38,455,000.00	6.41%

CLASS B

00000902 JPMorgan Chase Bank, National Association Proxy Services 14201 Dallas Parkway STE 121 Dallas, TX 75254	$19,570,000.00	42.15%

00000997 State Street Bank and Trust Company 1776 Heritage Drive North Quincy, MA 02171	$15,000,000.00	32.31%

00000954 Mellon Trust of New England, NA 525 William Penn Place, Suite 3418 Pittsburgh, PA 15259	$8,928,000.00	19.23%

(b) Not applicable.

(c) Not applicable.

(d) Not applicable.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Not applicable.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of the report:

(3)	Exhibits:

31.1	Senior Officer for Securitization Servicing Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 Relating to Reports.

99.1	Annual Servicer’s Certificate.

99.2	Independent Accountants’ Reports of PricewaterhouseCoopers on Management’s Assertions of Internal Controls with respect to the First USA Credit Card Master Trust.

(b)	See item 15(a)(3) above.

(c)	Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2006.

CHASE BANK USA, NATIONAL ASSOCIATION
as depositor into the First USA Credit Card Master Trust

By:	/s/ Keith W. Schuck
Name: Keith W. Schuck
Title: President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 30, 2006.

Signature	Title	Date

/s/ Richard J. Srednicki	Chairman and Director	March 30, 2006
Richard J. Srednicki

/s/ Keith W. Schuck	President and Director	March 30, 2006
Keith W. Schuck

/s/ Raymond L. Fischer	Chief Financial Officer and Director	March 30, 2006
Raymond L. Fischer

/s/ James K. Paterson	Director	March 30, 2006

James K. Paterson

	Director	March 30, 2006

Mark D. Hartzell

	Director	March 30, 2006

Samuel H. Cooper

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

INDEX TO EXHIBITS

Exhibit Number	Description
31.1	Senior Officer for Securitization Servicing Certification Pursuant to
Section 302(a) of the Sarbanes-Oxley Act of 2002 Relating to Reports.

99.1	Annual Servicer’s Certificate.

99.2	Independent Accountants’ Reports of PricewaterhouseCoopers on
Management’s Assertions on Internal Controls with respect to the First USA Credit Card Master Trust.