Form 10-K
period 2006-12-31
FIRST USA CREDIT CARD MASTER TRUST; CHASE BANK USA, NATIONAL ASSOCIATION; CHASE BANK USA, NATIONAL ASSOCIATION
filed 2007-03-30
CIK 890493, 819975, 869090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006

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

☒ NOT APPLICABLE.

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

Supplement	Dated as of
1997-4	June 10, 1997
1997-8	September 23, 1997
1998-6	August 27, 1998

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

•	Investor Certificate issued pursuant to the Agreement and the Series 2002-CC Supplement dated as of May 1, 2002.

•	Collateral Invested Amounts, CIA Certificates and Excess Collateral which represent credit enhancement to certain series were issued pursuant to the Agreement and the related series Supplements.

The Trust has made the following final payments with respect to the following Series:

•	The final payment with respect to Series 2001-1 Asset Backed Certificates was made on January 19, 2006.

•	The final payment with respect to Series 1999-2 Asset Backed Certificates was made on February 21, 2006.

•	The final payment with respect to Series 2001-3 Asset Backed Certificates was made on March 20, 2006.

•	The final payment with respect to Series 2001-4 Asset Backed Certificates was made on May 10, 2006.

•	The final payment with respect to Series 1999-A Asset Backed Certificates was made on June 19, 2006.

•	The final payment with respect to Series 1996-4 Asset Backed Certificates was made on August 10, 2006.

Therefore, information with respect to the Series 2001-1 Asset Backed Certificates, Series 1999-2 Asset Backed Certificates, Series 2001-3 Asset Backed Certificates, Series 2001-4 Asset Backed Certificates, Series 1999-A Asset Backed Certificates and Series 1996-4 Asset Backed Certificates is not included in this report.

PART I

ITEM 1.	BUSINESS

JPMorgan Chase & Co., the parent corporation of the Bank, has an Internet website at www.jpmorganchase.com which includes certain reports of the Trust. Electronic copies of the Trust’s annual report on Form 10-K and current reports on Form 8-K are available free of charge by visiting the Securities and Exchange Commission (the “SEC”) website at www.sec.gov. The Trust’s SEC filings are also accessible via a link to the SEC website provided at www.jpmorganchase.com.

ITEM 1A.	RISK FACTORS

Not Applicable.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The property of the Trust includes and will include receivables (the “Receivables”) arising under certain VISA® and MasterCard®* revolving credit card accounts (the “Accounts”) selected by the Bank, as Transferor, from a portfolio of VISA and MasterCard credit card accounts owned by the Bank, all monies due or to become due in payment of the Receivables, all proceeds of the Receivables and all monies on deposit in certain bank accounts of the Trust (other than certain investment earnings on such amounts), all amounts received by the Transferor or the Servicer with respect to Receivables in accounts which are written off as uncollectible (“Recoveries”) and any Enhancement issued with respect to any undivided ownership interest in the assets of the Trust issued from time to time in one or more Series (“Series”) or any class of such Series (a “Class”). The term “Enhancement” means, with respect to any Series or Class, any letter of credit, cash collateral account or guaranty, collateral invested amount, guaranteed rate agreement, maturity guaranty facility, tax protection agreement, interest rate swap or other contract or agreement for the benefit of certificateholders of such Series or Class. Enhancement may also take the form of subordination of one or more classes of a Series to any other Class or Classes of a Series or a cross-support feature which requires collections on receivables of one Series to be paid as principal and/or interest with respect to another Series.

The Transferor originally conveyed to the Trust all Receivables existing under certain Accounts that were selected by the Transferor from the portfolio of VISA and MasterCard credit card accounts owned by the Transferor (the “Bank Portfolio”), based on criteria provided in the Agreement as applied on August 21, 1992 (the “Cut Off Date”). Since the Cut Off Date, the Transferor has transferred to the Trust the Receivables in certain additional Accounts (“Additional Accounts”) in accordance with the provisions of the Agreement. The Transferor expects from time to time (subject to certain limitations and conditions), and in certain circumstances will be obligated, to designate Additional Accounts the Receivables in which will be included in the Trust. The Transferor will transfer to the Trust all Receivables in such Additional Accounts, whether such Receivables are then existing or thereafter created. The addition to the Trust of Receivables in Additional Accounts will be subject to certain conditions including, among others, that (a) each such Additional Account must be an eligible account at the time of its designation for inclusion in the Trust and (b) no selection procedure believed by the Transferor to be materially adverse to the interests of the holders of any Series of certificates will have been used in selecting such Additional Accounts.

*	VISA® and MasterCard® and are registered trademarks of Visa USA Incorporated and MasterCard International Incorporated, respectively.

The Receivables conveyed to the Trust have arisen and will arise in Accounts selected from the Bank Portfolio on the basis of criteria set forth in the Agreement (the “Trust Portfolio”). The Receivables in the Trust Portfolio, as of the close of business on December 31, 2006, were $41,454,324,874. As of December 31, 2006, Cardholders whose Accounts are included in the Trust Portfolio, had billing addresses in 50 states, the District of Columbia and other United States territories and possessions.

The following table summarizes the Composition by Period of Delinquency for the Trust Portfolio as of the close of business on December 31, 2006. Because the future composition of the Trust Portfolio may change over time, this table is not necessarily indicative of the composition of the Trust Portfolio at any subsequent time.

Composition by Period of Delinquency

Trust Portfolio

Period of Delinquency (Days Contractually Delinquent)	Amount of Receivables	Percentage of Total Receivables

30 to 59 Days	$375,395,021.06	0.91%
60 to 89 Days	$271,998,229.94	0.66%
90 to 119 Days	$230,622,438.04	0.55%
120 to 149 Days	$203,337,403.72	0.49%
150 to 179 Days	$186,432,930.95	0.45%
180 or More Days	$344,711.82	0.00%

Total	$1,268,130,735.53	3.06%

The aggregate amount of Principal Receivables written off during the twelve-month reporting period was $1,457,635,525. The investor percentage of Principal Receivables written off (the “Investor Default Amount”) during the reporting period was $1,239,019,395. The Investor Default Amount as a percentage of the average invested amount outstanding during the reporting period was approximately 3.62%.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of December 31, 2006, the number of holders of record identified by the Depository Trust Company for the respective Series is as follows:

Investor Certificate Description	Record Holders
Series 1997-4 Class A	17
Series 1997-4 Class B	4

Series 1997-8 Class A	24
Series 1997-8 Class B	10

Series 1998-6 Class A	11
Series 1998-6 Class B	5

There is no established public market in which the Certificates are traded.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Not applicable.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Not applicable.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

None.

Item 9B	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Not applicable.

ITEM 11.	EXECUTIVE COMPENSATION

Not applicable.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a) The following sets forth certain information believed by the Registrant to be accurate based on information provided to it concerning the beneficial ownership of investor certificates.

Beneficial owners of more than 5% of the Series 1997-4 Class A and Class B investor certificates as of December 31, 2006, are as follows:

	ORIGINAL BALANCE	% CLASS
CLASS A
00000997 State Street Bank and Trust Company 1776 Heritage Drive North Quincy, MA 02171	$200,157,000.00	40.03%
00000902 JPMorgan Chase Bank, National Association Proxy Services 14201 Dallas Parkway STE 121 Dallas, TX 75254	$114,233,000.00	22.85%
00002212 Investors Bank & Trust Company 200 Clarendon Street, 9th Floor Corporate Actions Unit/TOP57 Boston , MA 02116	$61,925,000.00	12.39%
00000954 Mellon Trust of New England, NA 525 William Penn Place, Suite 3418 Pittsburgh, PA 15259	$46,894,000.00	9.38%

CLASS B
00002164 JPMorgan Chase Bank/ Correspondence Clearing Services 2 Proxy Services 14201 Dallas Parkway STE 121 Dallas, TX 75254	$20,000,000.00	44.27%
00000902 JPMorgan Chase Bank, National Association Proxy Services 14201 Dallas Parkway STE 121 Dallas, TX 75254	$15,180,000.00	33.60%
00000954 Mellon Trust of New England, NA 525 William Penn Place, Suite 3418 Pittsburgh, PA 15259	$5,000,000.00	11.07%
00000908 Citibank, N.A. 3800 Citibank Center B3-15 Tampa, FL 33610	$5,000,000.00	11.07%

Beneficial owners of more than 5% of the Series 1997-8 Class A and Class B investor certificates as of December 31, 2006, are as follows:

	ORIGINAL BALANCE	% CLASS
CLASS A
00000902 JPMorgan Chase Bank, National Association Proxy Services 14201 Dallas Parkway STE 121 Dallas, TX 75254	$264,198,000.00	33.87%
00000997 State Street Bank and Trust Company 1776 Heritage Drive North Quincy, MA 02171	$199,763,000.00	25.61%
00000901 The Bank of New York One Wall Street, 6th Floor New York, NY 10286	$128,117,000.00	16.43%
00002164 JPMorgan Chase Bank/ Correspondence Clearing Services 2 Proxy Services 14201 Dallas Parkway STE 121 Dallas, TX 75254	$75,000,000.00	9.62%

CLASS B
00002164 JPMorgan Chase Bank/ Correspondence Clearing Services 2 Proxy Services 14201 Dallas Parkway STE 121 Dallas, TX 75254	$30,482,000.00	43.25%
00000908 Citibank, N.A. 3800 Citibank Center B3-15 Tampa, FL 33610	$20,000,000.00	28.38%
00000902 JPMorgan Chase Bank, National Association Proxy Services 14201 Dallas Parkway, Suite 121 Dallas, TX 75254	$5,000,000.00	7.09%
00000997 State Street Bank and Trust Company 1776 Heritage Drive North Quincy, MA 02171	$5,000,000.00	7.09%

Beneficial owners of more than 5% of the Series 1998-6 Class A and Class B investor certificates as of December 31, 2006, are as follows:

	ORIGINAL BALANCE	% CLASS
CLASS A
00000902 JPMorgan Chase Bank, National Association Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway 12th Floor Dallas, TX 75254	$290,850,000.00	36.36%
00000908 Citibank, N.A. 3800 Citibank Center B3-15 Tampa, FL 33610	$240,000,000.00	30.00%
00002803 U.S. Bank N.A. Attn: Securities Control 1555 N. Rivercenter Drive Ste 0300 Milwaukee, WI 53212	$120,000,000.00	15.00%
00002164 JPMorgan Chase Bank/ Correspondence Clearing Services 2 Proxy Services 14201 Dallas Parkway STE 121 Dallas, TX 75254	$65,000,000.00	8.13%

CLASS B
00000908 Citibank, N.A. 3800 Citibank Center B3-15 Tampa, FL 33610	$36,614,000.00	50.65%
00000954 Mellon Trust of New England, NA 525 William Penn Place, Suite 3418 Pittsburgh, PA 15259	$30,000,000.00	41.50%
00000901 The Bank of New York One Wall Street, 6th Floor New York, NY 10286	$5,200,000.00	7.19%

(b)	Not applicable.

(c)	Not applicable.

(d)	Not applicable.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Not applicable.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of the report:

(8)	Exhibits:

23.1	Consent of PricewaterhouseCoopers LLP, accountants for Chase Bank USA, National Association

23.2	Consent of Ernst & Young LLP, accountants for The Bank of New York (Delaware).

31.1	Senior Officer for Securitizations Servicing Certification Pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002 Relating to Reports.

33.1	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Chase Bank USA, National Association.

33.2	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of The Bank of New York (Delaware).

34.1	Independent Accountants’ Attestation Report concerning servicing activities of Chase Bank USA, National Association.

34.2	Independent Accountants’ Attestation Report concerning servicing activities of The Bank of New York (Delaware).

35.1	Servicer Compliance Statement of Chase Bank USA, National Association as servicer for the First USA Credit Card Master Trust.

(b)	See item 15(a)(3) above.

(c)	Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2007.

CHASE BANK USA, NATIONAL ASSOCIATION
as depositor into the First USA Credit Card Master Trust

By:	/s/ Keith W. Schuck
Name:	Keith W. Schuck
Title:	President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 30, 2007.

Signature	Title	Date

/s/ Richard J. Srednicki Richard J. Srednicki	Chairman and Director	March 30, 2007

/s/ Keith W. Schuck Keith W. Schuck	President and Director	March 30, 2007

/s/ Raymond L. Fischer Raymond L. Fischer	Chief Financial Officer and Director	March 30, 2007

Mark D. Hartzell	Director	March 30, 2007

Samuel H. Cooper	Director	March 30, 2007

/s/ James K. Paterson James K. Paterson	Director	March 30, 2007

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

INDEX TO EXHIBITS

Exhibit Number	Description

23.1	Consent of PricewaterhouseCoopers LLP, accountants for Chase Bank USA, National Association

23.2	Consent of Ernst & Young LLP, accountants for The Bank of New York (Delaware).

31.1	Senior Officer for Securitizations Servicing Certification Pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002 Relating to Reports.

33.1	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Chase Bank USA, National Association.

33.2	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of The Bank of New York (Delaware).

34.1	Independent Accountants’ Attestation Report concerning servicing activities of Chase Bank USA, National Association.

34.2	Independent Accountants’ Attestation Report concerning servicing activities of The Bank of New York (Delaware).

35.1	Servicer Compliance Statement of Chase Bank USA, National Association as servicer for the First USA Credit Card Master Trust.