Form 10-K
period 2007-12-31
FIRST USA CREDIT CARD MASTER TRUST; CHASE BANK USA, NATIONAL ASSOCIATION; CHASE BANK USA, NATIONAL ASSOCIATION
filed 2008-03-31
CIK 890493, 819975, 869090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 033-506000-01, 333-59932

Central Index Key Number of registrant: 0000819975, 0000869090

CHASE BANK USA, NATIONAL ASSOCIATION

(Depositor into the Issuing Entity described herein)

Central Index Key Number of issuing entity: 0000890493

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

DOCUMENTS INCORPORATED BY REFERENCE

None

Introductory Note

Chase Bank USA, National Association (the “Bank”) is the transferor and servicer (in such capacities, the “Transferor” and the “Servicer”) under the Third Amended and Restated Pooling and Servicing Agreement (the “Agreement”), dated as of December 19, 2007, and the following series supplements (the “Supplements”):

Supplement	Dated as of
1998-6	August 27, 1998

The Agreement and Supplements are by and between the Bank, as Transferor and Servicer, and BNYM (Delaware) (formerly known as The Bank of New York (Delaware)), as trustee (the “Trustee”), providing for the issuance of First USA Credit Card Master Trust Asset Backed Certificates (the “Certificates”). The Bank is the originator and sole beneficiary of the First USA Credit Card Master Trust (the “Trust” or the “Registrant”).

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

The Bank is a direct, wholly owned third-tier subsidiary of JPMorgan Chase & Co.

In addition to the issuance of the Certificates described above, the Trust has issued the following interests:

•	Class A Floating Rate Asset Backed Certificates and Class B Floating Rate Asset Backed Certificates issued pursuant to the Agreement and the Series 1998-2 Supplement dated as of May 21, 1998.

•	Investor Certificate issued pursuant to the Agreement and the Series 2002-CC Supplement dated as of May 1, 2002.

•	Excess Collateral, which represents credit enhancement to certain series, was issued pursuant to the Agreement and the related series Supplements.

The Trust has made the following final payments with respect to the following Series:

•	The final payment with respect to Series 1997-4 Asset Backed Certificates was made on June 18, 2007.

•	The final payment with respect to Series 1997-8 Asset Backed Certificates was made on September 17, 2007.

Therefore, information with respect to the Series 1997-4 Asset Backed Certificates and Series 1997-8 Asset Backed Certificates is not included in this report.

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

The Receivables conveyed to the Trust have arisen and will arise in Accounts selected from the Bank Portfolio on the basis of criteria set forth in the Agreement (the “Trust Portfolio”). The Receivables in the Trust Portfolio, as of the close of business on December 31, 2007, were $37,496,348,361.39. As of December 31, 2007, Cardholders Accounts included in the Trust Portfolio, had billing addresses in 50 states, the District of Columbia and other United States territories and possessions.

The following table summarizes the Composition by Period of Delinquency for the Trust Portfolio as of the close of business on December 31, 2007. Because the future composition of the Trust Portfolio may change over time, this table is not necessarily indicative of the composition of the Trust Portfolio at any subsequent time.

Composition by Period of Delinquency

Trust Portfolio

Period of Delinquency (Days Contractually Delinquent)	Amount of Receivables	Percentage of Total Receivables
30 to 59 Days	$352,389,895.86	0.94%
60 to 89 Days	$268,801,893.98	0.72%
90 to 119 Days	$218,886,301.69	0.59%
120 to 149 Days	$177,008,565.13	0.47%
150 to 179 Days	$165,997,195.59	0.44%
180 or More Days	$217,744.02	0.00%

Total	$1,183,301,596.27	3.16%

The aggregate amount of Principal Receivables written off during the twelve-month reporting period was $1,419,059,068.71. The investor percentage of Principal Receivables written off (the “Investor Default Amount”) during the reporting period was $1,230,551,728.81. The Investor Default Amount as a percentage of the average invested amount outstanding during the reporting period was approximately 3.78%.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of December 31, 2007, the number of holders of record identified by the Depository Trust Company for the respective Series is as follows:

Investor Certificate Description	Record Holders
Series 1998-6 Class A	17
Series 1998-6 Class B	5

There is no established public market in which the Certificates are traded.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Not applicable.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Not applicable.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

None.

ITEM 9B	OTHER INFORMATION

As set forth in Exhibit 33.2 to this Form 10-K, BNYM (Delaware), as Trustee, reported a material instance of non-compliance with respect to 1122 (d) (2)(i) of Regulation AB.

The Report on Assessment provided by The Bank of New York, The Bank of New York Trust Company, N.A., and BNYM (Delaware) (collectively “BNY”) was prepared on a platform basis. BNY defines such platform as publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) asset-backed securities, issued on or after January 1, 2006 and like-kind transactions issued prior to January 1, 2006 that are subject to Regulation AB for which BNY provides trustee, securities administration or paying agent services, other than residential mortgage-backed securities and other mortgage-related asset backed securities. With respect to collections received on assets relating to certain series of securities, such collections were not deposited into a segregated account for each specified series but rather were deposited into a general account held by BNY to the related series of securities and timely remitted to the investors in such series. The segregated account for each specified series was in existence prior to the time deposits were to be made into such account but such account was not utilized in all instances by BNY. BNY has stated that procedures have been put place and are currently being reinforced so that collections are deposited into the segregated account for each specified series within applicable time frames and then remitted to the investors in such series all in accordance with the related transaction documents. The Trust has been notified by BNY that the testing of Item1122(d)(2)(i) by KPMG LLP was performed on a statistical sample of platform transactions, which sample did not include the Trust’s transaction.

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

Beneficial owners of more than 5% of the Series 1998-6 Class A and Class B investor certificates as of December 31, 2007, are as follows:

	ORIGINAL BALANCE	% CLASS
CLASS A
00000997 State Street Bank and Trust Company 1776 Heritage Drive North Quincy, MA 02171	$307,700,000.00	38.46%
00000126 Dresdner Issuer Services C/O ADP Proxy Services 51 Mercedes Way Edgewood, NY 11717	$125,000,000.00	15.63%
00002803 U.S. Bank N.A. Attn: Securities Control 1555 N. Rivercenter Drive Ste 0300 Milwaukee, WI 53212	$100,000,000.00	12.50%
00000901 The Bank of New York One Wall Street, 6th Floor New York, NY 10286	$80,300,000.00	10.04%
00002669 Northern Trust Company 801 South Canal C-IN Chicago, IL 60607	$43,600,000.00	5.45%

CLASS B
00000954 Mellon Trust of New England, NA 525 William Penn Place, Suite 3418 Pittsburgh, PA 15259	$30,000,000.00	41.50%
00000902 JPMorgan Chase Bank, National Association Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway 12th Floor Dallas, TX 75254	$27,689,000.00	38.30%
00000908 Citibank, N.A. 3800 Citibank Center B3-15 Tampa, FL 33610	$9,325,000.00	12.90%
00000901 The Bank of New York One Wall Street, 6th Floor New York, NY 10286	$5,200,000.00	7.19%

(b)	Not applicable.

(c)	Not applicable.

(d)	Not applicable.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Not applicable.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of the report:

(6)	Exhibits:

31.1	Senior Officer for Securitizations Servicing Certification Pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002 Relating to Reports.

33.1	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Chase Bank USA, National Association.

33.2	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of BNYM (Delaware) (formerly known as The Bank of New York (Delaware)).

34.1	Independent Accountants’ Attestation Report concerning servicing activities of Chase Bank USA, National Association.

34.2	Independent Accountants’ Attestation Report concerning servicing activities of BNYM (Delaware) (formerly known as The Bank of New York (Delaware)).

35.1	Servicer Compliance Statement of Chase Bank USA, National Association as servicer for the First USA Credit Card Master Trust.

(b)	See item 15(a)(3) above.

(c)	Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 2008.

CHASE BANK USA, NATIONAL ASSOCIATION
as Depositor into the First USA Credit Card Master Trust

By:	/s/ Keith W. Schuck
Name:	Keith W. Schuck
Title:	President
(senior officer in charge of securitization of the Depositor)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 28, 2008.

Signature	Title	Date

/s/ Gordon A. Smith
Gordon A. Smith	Chairman and Director	March 28, 2008

/s/ Keith W. Schuck
Keith W. Schuck	President and Director	March 28, 2008

/s/ Raymond L. Fischer
Raymond L. Fischer	Chief Financial Officer and Director	March 28, 2008

Mark D. Hartzell	Director	March 28, 2008

Brad L. Conner	Director	March 28, 2008

/s/ James K. Paterson
James K. Paterson	Director	March 28, 2008

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

INDEX TO EXHIBITS

Exhibit Number	Description
31.1	Senior Officer for Securitizations Servicing Certification Pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002 Relating to Reports.

33.1	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Chase Bank USA, National Association.

33.2	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of BNYM (Delaware) (formerly known as The Bank of New York (Delaware)).

34.1	Independent Accountants’ Attestation Report concerning servicing activities of Chase Bank USA, National Association.

34.2	Independent Accountants’ Attestation Report concerning servicing activities of BNYM (Delaware) (formerly known as The Bank of New York (Delaware)).

35.1	Servicer Compliance Statement of Chase Bank USA, National Association as servicer for the First USA Credit Card Master Trust.